Form 10-Q
period 2003-09-30
NITROMED INC
filed 2003-12-18
CIK 927829

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

Commission File Number 000-50439

NitroMed, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3159793 (I.R.S. Employer Identification No.)
12 Oak Park Drive, Bedford, Massachusetts (Address of Principal Executive Offices)	01730 (Zip Code)

Registrant's telephone number, including area code: (781) 685-9700

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of December 12, 2003, the registrant had 25,578,323 shares of Common Stock, $0.01 par value per share, outstanding.

NITROMED, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

ii

PART I. Financial Information

Item 1. Unaudited Financial Statements

NITROMED, INC.

BALANCE SHEETS

(in thousands, except par value amounts)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,882	$5,160
Marketable securities	26,144	6,683
Accounts receivable	46	10,000
Prepaid expenses and other current assets	678	267

Total current assets	34,750	22,110
Property and equipment, net	401	282
Other assets	1,017	100

Total assets	$36,168	$22,492

Liabilities and Stockholders' Deficit
Current liabilities:
Notes payable	$33	$42
Accounts payable	442	695
Accrued expenses	2,187	1,577
Deferred revenue	6,377	3,958

Total current liabilities	9,039	6,272
Deferred revenue, long-term	6,667	6,667
Notes payable, less current portion	—	22
Commitments and contingencies
Redeemable convertible preferred stock, $.01 par value; 34,688 shares authorized at September 30, 2003, and 31,912 shares authorized at December 31, 2002; 33,546 and 30,770 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively (liquidation value of $105,230)	105,114	82,884
Stockholders' Deficit:
Common stock, $.01 par value; 35,000 shares authorized at September 30, 2003 and 18,077 shares authorized at December 31, 2002; 1,039 shares issued and outstanding at September 30, 2003 and 985 shares issued and outstanding at December 31, 2002	10	10
Additional paid-in capital	15,184	3,090
Deferred stock compensation	(3,486)	(527)
Accumulated deficit	(96,360)	(75,926)

Total stockholders' deficit	(84,652)	(73,353)

Total liabilities and stockholders' deficit	$36,168	$22,492

See accompanying notes.

NITROMED, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Research and development	$2,194	$187	$5,582	$562
Operating expenses:
Research and development	5,041	5,268	13,718	11,868
General and administrative	651	680	1,903	2,005

Total operating expenses	5,692	5,948	15,621	13,873

Loss from operations	(3,498)	(5,761)	(10,039)	(13,311)
Non operating income (expense):
Interest expense	(1)	(2)	(3)	(9)
Interest income	88	87	212	324
Rental income	—	49	82	147

	87	134	291	462

Net loss	(3,411)	(5,627)	(9,748)	(12,849)
Dividends and accretion to redemption value of redeemable convertible preferred stock	(981)	(674)	(2,330)	(2,023)

Net loss attributable to common stockholders	$(4,392)	$(6,301)	$(12,078)	$(14,872)

Basic and diluted net loss attributable to common stockholders per common share	$(4.36)	$(6.49)	$(12.16)	$(15.41)
Shares used in computing basic and diluted net loss attributable to common stockholders per common share	1,008	971	993	965
Pro forma basic and diluted net loss attributable to common stockholders per common share	$(0.20)	$(0.38)	$(0.62)	$(0.86)
Shares used in computing pro forma basic and diluted net loss attributable to common stockholders per common share	16,850	15,001	15,634	14,996

See accompanying notes.

NITROMED, INC.

STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities
Net loss	$(9,748)	$(12,849)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	179	172
Forgiveness of note receivable from stock purchase agreement	—	252
Stock compensation expense	741	612
Changes in operating assets and liabilities:
Accounts receivable	9,954	64
Prepaid expenses and other assets	(1,328)	337
Deferred revenue	2,419	(562)
Accounts payable and accrued expenses	357	(297)

Net cash provided by (used in) operating activities	2,574	(12,271)
Investing activities
Purchases of property and equipment	(300)	(39)
Net purchases of marketable securities	(19,461)	(135)

Net cash used in investing activities	(19,761)	(174)
Financing activities
Principal payments on notes payable	(31)	(279)
Proceeds from exercise of stock options	40	25
Net proceeds from sale of redeemable convertible preferred stock	19,900	—

Net cash provided by (used in) financing activities	19,909	(254)

Net increase (decrease) increase in cash and cash equivalents	2,722	(12,699)
Cash and cash equivalents at beginning of period	5,160	20,672

Cash and cash equivalents at end of period	$7,882	$7,973

See accompanying notes.

NITROMED, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 20, 2003

(1) Basis of Presentation

        The accompanying unaudited financial statements of NitroMed, Inc. ("NitroMed" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year ended December 31, 2003. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's latest audited annual financial statements. Those audited financial statements are included in the Company's Registration Statement on Form S-1 (No. 333-108104), which has been filed with the Securities and Exchange Commission (SEC).

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2) Subsequent Events

Initial Public Offering

        On November 10, 2003, the Company completed an initial public offering which, after deducting underwriting discounts and expenses and estimated offering-related expenses, resulting in net proceeds to the Company of approximately $60.2 million and issuance by the Company of 6,000,000 shares of common stock at $11.00 per share. In connection with the initial public offering, all of the outstanding shares of the Company's redeemable convertible preferred stock, including accrued but unpaid dividends, were converted into 18,398,496 shares of the Company's common stock. Because the offering closed after September 30, 2003, the results of the offering are not reflected in the accompanying unaudited financial statements. A summary of the terms of this offering can be found in the Company's Registration Statement on Form S-1 (No. 333-108104), which has been filed with the SEC.

Merck Agreement

        On December 3, 2003, the Company received the second milestone payment of $5.0 million from Merck for advancing a lead nitric oxide enhancing COX-2 inhibitor into human testing.

Lease Agreement

        On November 10, 2003, the Company entered into a non-binding letter of intent to lease approximately 52,000 square feet of office and laboratory space in Lexington, Massachusetts. The lease, if entered into, would increase the Company's annual lease commitments over the next five years. Because the Company has not yet reached a definitive agreement, it is not currently able to estimate the expected increase. The lease is expected to have a term of ten years, subject to renewal, commencing on or about August 1, 2004.

(3) Stock-Based Compensation

        The Company has elected to account for its stock-based compensation plans following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, rather than the alternative fair value accounting provided under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). In accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling Goods or Services (EITF 96-18), the Company records compensation expense equal to the fair value of the option granted to non-employees over the vesting period, which is generally the period of service.

        For the nine month period ended September 30, 2003 and the year ended December 31, 2002, the Company granted 413,250 and 241,000 options, respectively, to employees at exercise prices below the fair value of the Company's common stock. The Company has recorded deferred stock compensation expense related to these grants of $3,317,000 and $566,000 for the nine month period ended September 30, 2003 and year ended December 31, 2002, respectively. These amounts are being recognized ratably over the vesting period of four years. Included in the results of operations for the nine month periods ended September 30, 2003 and 2002 is compensation expense of $361,000 and $17,000, respectively.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting period. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net loss would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss attributable to common stockholders as reported	$(4,392)	$(6,301)	$(12,078)	$(14,872)
Add: Stock-based employee compensation expense included in reported net loss	259	30	522	477
Deduct: Stock-based employee compensation expense determined under fair value based method	(569)	(76)	(886)	(222)

Pro forma net loss	$(4,702)	$(6,347)	$(12,442)	$(14,617)

Basic and diluted net loss per share
As reported	$(4.36)	$(6.49)	$(12.16)	$(15.41)
Pro forma	$(4.66)	$(6.54)	$(12.53)	$(15.15)

(4) Comprehensive Income (Loss)

        Components of comprehensive income (loss) include net income (loss) and certain transactions that have generally been reported in the statement of stockholders' equity. Other comprehensive loss is the same as the net loss for all periods presented.

(5) Net Loss Per Share and Pro Forma Net Loss Per Share

        Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options, warrants and redeemable convertible preferred stock. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is antidilutive. Accordingly, basic and diluted net loss per share is the same.

        Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of all outstanding redeemable convertible preferred stock, into shares of the Company's common stock effective upon the assumed closing of the Company's initial public offering, as if such conversion had occurred at the date of the original issuance.

        The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the respective periods. The pro forma basic and diluted net loss per share gives effect to the conversion of the redeemable convertible preferred stock as if converted at the date of original issuance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic and Diluted:
Net loss	$(3,411)	$(5,627)	$(9,748)	$(12,849)
Dividends and accretion to redemption value of redeemable convertible preferred stock	(981)	(674)	(2,330)	(2,023)

Net loss attributable to common stockholders	$(4,392)	$(6,301)	$(12,078)	$(14,872)

Weighted average common shares used to compute net loss per share	1,008	971	993	965
Basic and diluted net loss per share	$(4.36)	$(6.49)	$(12.16)	$(15.41)

Pro forma basic and diluted:
Net loss	$(3,411)	$(5,627)	$(9,748)	$(12,849)

Weighted average common shares used to compute net loss per share	1,008	971	993	965
Weighted average number of common shares assuming the conversion of all redeemable preferred stock at the original date of issuance	15,842	14,030	14,641	14,031

Weighted average common shares used to compute pro forma net loss per share	16,850	15,001	15,634	14,996

Pro forma basic and diluted net loss per share	$(0.20)	$(0.38)	$(0.62)	$(0.86)

(6) Redeemable Convertible Preferred Stock and Stockholders' Deficit

        In March 2003 the Company's Board of Directors adopted, and in May 2003, the Company's stockholders approved, the 2003 Stock Incentive Plan, under which 800,000 shares of common stock were authorized for issuance. On August 18, 2003, the Board of Directors approved and in October 2003, the stockholders approved, an increase of shares authorized for issuance under the plan to 2,500,000. On August 18, 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan, which provides for the sale of up to 75,000 shares of common stock to participating employees.

        On August 1, 2003, the Company completed the sale of 2,776,347 shares of series E redeemable convertible preferred stock for net proceeds of $19.9 million. These shares automatically converted to common stock upon the closing of the Company's initial public offering of common stock on November 10, 2003, which was subsequent to the end of the Company's third fiscal quarter reported on herein. These shares contained a beneficial conversion feature based on the fair value of the common stock into which the shares were convertible. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the value of such beneficial conversion feature of approximately $8.3 million has been recognized as a deemed dividend in the three month period ended September 30, 2003. As a result of the sale of these Series E shares, the Series F conversion ratio was increased from 1:1 to 1:1.073364. The adjustment to the Series F conversion ratio is a beneficial conversion feature. In accordance with EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments," the value of such beneficial conversion feature of approximately $37,000 has been recognized as a deemed dividend in the three month period ended September 30, 2003.

        Subsequent to the August 2003 sale of the Series E, the Series E stockholders and the Company agreed to increase the Series E conversion ratio from 1:1 to 1:1.1526 in consideration of the Series E stockholders waiving their rights to certain anti-dilution provisions. The adjustment to the conversion ratio, which was contingent on the initial public offering, is a beneficial conversion feature. In accordance with EITF 00-27, the value of the Series E beneficial conversion feature of approximately $11.0 million will be recognized as a deemed dividend in the period of issuance, which occurred in the fourth quarter of 2003 as a result of the initial public offering. In addition, the conversion of the Series E shares in the initial public offering subsequent to the end of the third fiscal quarter caused the accrued but unpaid Series E dividends of approximately $6.4 million to become payable through the issuance of 513,033 shares of common stock at the time of the initial public offering.

        On August 18 2003, the Board of Directors approved an Amendment to Certificate of Incorporation, which became effective on November 5, 2003 and increased the Company's authorized shares of common stock to 35,000,000. On August 18, 2003, the Board of Directors also approved a Restated Certificate of Incorporation, which became effective upon the consummation of the initial public offering on November 10, 2003 and increased the Company's authorized shares of common stock to 65,000,000 and authorized 5,000,000 shares of undesignated preferred stock, issuable in one or more series designated from time to time by the Board of Directors.

        Upon consummation of the initial public offering on November 10, 2003 all outstanding shares of redeemable convertible preferred stock and all accrued but unpaid Series E dividends noted above, were converted into 18,398,496 shares of common stock based upon the conversion ratios then applicable.

(7) Commitments and Contingencies

        An academic institution has asserted that patents and patent applications which relate to the nitric oxide stent program may require a license from such institution. It is the opinion of the Company's management and legal counsel that the disputed intellectual property has been validly licensed to, or is validly owned by, the Company. Accordingly, the accompanying financial statements do not include any provision related to this claim.

(8) New Accounting Pronouncements

        In November 2002, the EITF issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables," (EITF 00-21) which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate accounting units if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into after June 30, 2003. The Company has adopted EITF 00-21, which did not have a material impact on its financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires that if an entity has a controlling interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied in the first interim or annual period beginning after December 15, 2003. The Company does not expect that the adoption of FIN 46 will have a material effect on its financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, including redeemable preferred stock. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the interim period commencing July 1, 2003. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with our financial statements and accompanying notes included in this quarterly report and our audited financial statements included in our Registration Statement on Form S-1 (No. 333-108104) which is on file with the SEC. In addition to the historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to factors including, but not limited to, those set forth under "Factors That May Affect Future Results" below.

Overview

        We are an emerging pharmaceutical company that discovers, develops and seeks to commercialize proprietary pharmaceuticals. We have devoted substantially all of our efforts towards the research and development of our product candidates. Since our inception, we have had no revenue from product sales and have funded our operations through the sale of equity securities, debt financings, license fees, research and development funding and milestone payments from our collaborative partners. We have never been profitable and have incurred an accumulated deficit of $96.4 million as of September 30, 2003.

        We expect to incur significant operating losses for the next several years. Research, development and commercialization expenses relating to our product candidates and to enhancing our core technologies will continue to increase in the near term. In particular, we expect to incur increased costs as we complete our phase III confirmatory trial of BiDil and seek regulatory approval for BiDil. General and administrative costs will increase as we prepare for the planned commercialization of BiDil and as we begin operating as a public company. We will need to generate significant revenues to achieve profitability. We do not expect to achieve profitability until at least 2008 and may not achieve profitability until after that date, if at all.

Financial Operations Overview

        Revenue.    We have not generated any revenue from product sales since our inception and do not expect to generate any revenue from the sale of products until at least 2006. All of our revenue to date has been derived from license fees, research and development payments and milestone payments we have received from our corporate collaborators. We will seek to generate revenue from a combination of product sales, up-front fees and milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development, milestone and other payments received under our collaborative or strategic relationships and related continuing obligations, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

        Research and Development.    Research and development expense consists of expenses incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers for independent monitoring and analysis of our clinical trials, costs of contract research and manufacturing, costs of facilities and the legal costs of pursuing patent protection of our intellectual property. We expense research and development costs, including patent-related costs, as incurred.

        The following summarizes our primary research and development programs. We have not provided program costs since inception because prior to 2000 we did not track and accumulate cost information by research program.

  •
  BiDil.  We started enrolling patients in our phase III confirmatory clinical trial for BiDil in May 2001. The trial is being conducted at approximately 160 sites in the U.S. and is over 70% enrolled. We expect to complete this study in early 2005. We expect to incur significant additional expenditures for BiDil as we complete our clinical trial, apply for regulatory approval, expand our operations and bring BiDil to market. For example, as new clinical sites are initiated and additional patients are enrolled in the trial, we anticipate incurring increased costs from the use of professional service firms supporting the trial. We also anticipate incurring increased costs related to hiring of additional clinical personnel associated with preparations to launch BiDil. We estimate that the total direct cost for this trial will be at least $39.0 million. However, the actual total cost of the clinical trial and our ability to complete this trial in the time period we expect, if at all, is dependent on a number of uncertainties, including our ability to enroll patients at the rate that we expect, potential unanticipated trial delays and other uncertainties relating to the regulatory approval process. We do not anticipate receiving revenue from BiDil until at least 2006, if ever. Our failure to commercialize BiDil on a timely basis would have a material adverse effect on our business, financial condition and results of operations.

  •
  Nitric Oxide-Enhancing COX-2 Inhibitors.  We are currently working with Merck Frosst Canada & Co., a wholly-owned subsidiary of Merck & Co., to screen proprietary nitric oxide-enhanced COX-2 inhibitors in advance of clinical testing as analgesic and anti-inflammatory agents and in other specified disease areas. These agents are intended to be second-generation COX-2 inhibitors. We expect that additional expenditures will be required to conduct pre-clinical testing and, if such pre-clinical testing is successful, to apply for and conduct clinical trials. Because these agents are in pre-clinical development, their successful development is highly uncertain. As such, we are unable to estimate the cost to complete the research and development phase nor are we able to estimate the timing of bringing potential products to market and, therefore, when material cash inflows from milestones and royalties could commence. Our failure to commercialize these products under development on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

  •
  Nitric Oxide Stents.  We are currently working with Boston Scientific Corporation to develop stents coated with nitric oxide-releasing compounds. This program is in pre-clinical development. We expect that additional expenditures will be required to conduct pre-clinical testing and, if such pre-clinical testing is successful, to apply for and conduct clinical trials. Because this program is in pre-clinical development, the successful development of products based upon this program is highly uncertain and, as such we are unable to estimate the cost to complete the research and development phase nor are we able to estimate the timing of bringing potential products to market and, therefore, when material cash inflows from milestones and royalties could commence. Our failure to commercialize products based upon this program on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

        General and Administrative.    General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, business development and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services.

        As a result of the consummation of our initial public offering on November 10, 2003, we anticipate increases in general and administrative expense for investor relations and other activities associated with operating as a publicly-traded company. These increases will also likely include the hiring of additional personnel. We intend to continue to incur increased internal and external business development costs to support our various product development efforts, which can vary from period to period. We do not anticipate incurring significant costs to support the expected commercial introduction of BiDil until the second half of 2004.

        Other Income, Net.    Other income includes interest earned on our cash, cash equivalents and marketable securities, as well as rental income from a sublease of a portion of our facilities. Other income is net of interest expense.

        Merck Collaboration.    In December 2002, we entered into an exclusive, worldwide research, collaboration and licensing agreement that granted Merck marketing and sales rights for nitric oxide-enhancing COX-2 inhibitors. The research portion of the agreement is for three years and can be extended by mutual agreement. In 2003, we have received a $10.0 million license fee and two payments, each of $5.0 million, for achieving the first two milestones. The license fee revenue and the revenue from the first $5.0 million milestone payment is being recognized over the remaining life of the research and development program. The revenue from the second $5.0 million payment will be recognized in the fourth quarter of 2003, the period in which Merck achieved the milestone. We expect to receive $3.0 million in research and development fees from Merck during 2003, all of which has been received as of September 30, 2003. We expect to receive additional research and development funding through 2005 and milestone payments upon the successful achievement of specified research objectives and royalties on any product sales.

        Boston Scientific Collaboration.    In November 2001, we entered into a development and license agreement with Boston Scientific to develop stents coated with nitric oxide-releasing compounds. Under the agreement, we are expected to deliver to Boston Scientific two nitric oxide-releasing compounds. If Boston Scientific accepts one or both of these compounds, it will have the right to incorporate them into medical devices or specialty catheters used in the treatment, reduction or inhibition of restenosis. We have granted Boston Scientific an exclusive worldwide license to develop and commercialize products for restenosis incorporating these two nitric oxide-releasing compounds. In consideration of this license, Boston Scientific made an upfront license payment of $1.5 million, which is being recognized over the estimated time period of our contractual obligation to provide research and development services. In the event that specified research, development and commercialization milestones are achieved, Boston Scientific is obligated to make milestone payments to us. Boston Scientific is also obligated to pay royalties to us on the sale of any products resulting from the collaboration. Boston Scientific made a $3.5 million investment in our series F junior redeemable convertible preferred stock in 2001 and made an additional $500,000 investment in our series E redeemable convertible preferred stock in August 2003.

Results of Operations

Three Months Ended September 30, 2003 and 2002

        Revenue.    Total revenue for the three months ended September 30, 2003 was $2.2 million compared to $187,000 for the three months ended September 30, 2002. The increase in revenue in 2003 period is attributable to license fee and milestone payments we received from our agreement with Merck in which the license fee and first milestone payment have been deferred and are being recognized as revenue ratably over the contractual research and development term ending in December 2005. In addition, for the three months ended September 30, 2003, we recognized $750,000 from Merck for research and development funding.

        Research and Development.    Research and development expense for the three months ended September 30, 2003 was $5.0 million compared to $5.3 million for the three months ended September 30, 2002. The decrease was due to higher clinical costs of $889,000 in 2002 period associated with the first interim analysis of our phase III confirmatory trial of BiDil. This decrease was partly offset by an increase of $887,000 in discovery research in 2003.The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three months ended September 30, 2003 and 2002.

	Three Months Ended September 30,
Research and Development Program
	2003	2002
BiDil	$2,551	$3,439
Nitric oxide-enhancing COX-2 inhibitors	815	775
Nitric oxide stents	196	457
Other expansion of discovery research	1,479	597

Total research and development expense	$5,041	$5,268

        General and Administrative.    General and administrative expense for the three months ended September 30, 2003 was $651,000, compared to $680,000 for the three months ended September 30, 2002.

        Other Income, Net.    Other income, net for the three months ended September 30, 2003 was $87,000 compared to $134,000 for the three months ended September 30, 2002. The decrease was primarily due to reduced yields on marketable securities resulting from lower average interest rates and lower average fund balances available for investing. In addition, rental income relating to previously subleased property ceased in the second quarter of 2003.

Nine Months Ended September 30, 2003 and 2002

        Revenue.    Total revenue for the nine months ended September 30, 2003 was $5.6 million, compared to $562,000 for the nine months ended September 30, 2002. The increase in revenue was attributable to $15.0 million of payments we received under our agreement with Merck that have been deferred and are being recognized as revenue ratably over the contractual research and development term ending in December 2005. In addition, for the nine months ended September 30, 2003, we recognized $2.3 million from Merck for research and development funding.

        Research and Development.    Research and development expense for the nine months ended September 30, 2003 was $13.7 million compared to $11.9 million for the nine months ended September 30, 2002. The increase in expenses reflects higher clinical trial costs as a result of an increase in the number of clinical sites and number of patients enrolled in the BiDil trial and expanded discovery research activities.

        The following table summarizes the primary components of our research and development expense for our principal research and development programs for the nine months ended September 30, 2003 and 2002.

	Nine Months Ended September 30,
Research and Development Program
	2003	2002
BiDil	$8,433	$7,381
Nitric oxide-enhancing COX-2 inhibitors	1,779	1,881
Nitric oxide stents	995	1,464
Other expansion of discovery research	2,511	1,142

Total research and development expense	$13,718	$11,868

        General and Administrative.    General and administrative expense for the nine months ended September 30, 2003 was $1.9 million compared to $2.0 million for the nine months ended September 30, 2002. Higher stock compensation expense in 2002 associated with a loan to an officer for our common stock and the forgiveness of this loan was offset by increased costs incurred in 2003 in connection with evaluating and developing plans to commercialize BiDil.

        Other Income, Net.    Other income, net for the nine months ended September 30, 2003 was $291,000 compared to $462,000 for the nine months ended September 30, 2002. The decrease was primarily due to reduced yields on marketable securities resulting from lower average interest rates and lower average fund balances available for investing.

Liquidity and Capital Resources

        We have financed our operations since inception through the sale of equity, debt and payments from collaborative partners for licenses, research and development and achievement of milestones. As of September 30, 2003, we have received net proceeds of $99.1 million from the issuance of equity securities, primarily redeemable convertible preferred stock. At September 30, 2003, we had $34.0 million in cash, cash equivalents and marketable securities. In August 2003, we sold 2,776,347 shares of our Series E redeemable convertible preferred stock for net proceeds of $19.9 million to existing preferred stockholders. These shares contain a beneficial conversion feature based on the fair value of our common stock at the date of such sale compared to the series E redeemable convertible preferred stock share price. The total value of the beneficial conversion feature of approximately $8.3 million was recognized as a dividend in the three month period ended September 30, 2003. In addition, the Company will recognize a dividend of approximately $11.0 million in the three month period ended December 31, 2003 as a result of an increase to the conversion ratio of the series E redeemable convertible preferred stock in connection with our initial public offering, which was consummated on November 10, 2003.

        During the nine months ended September 30, 2003, operating activities provided cash of $2.6 million driven by the receipt of $15.0 million from Merck for the license fee and first milestone payment and adjustments for non-cash charges for stock-based compensation and depreciation and amortization of $920,000, offset by a net loss of $9.6 million and an increase in prepaid and other assets of $1.3 million.

        During the nine months ended September 30, 2003, investing activities used cash of $19.8 due to the purchase of marketable securities of $19.5 and purchases of computer and lab equipment of $300,000. We expect to have no material capital expenditures for the balance of 2003 and expect to have $2.0 to $4.0 million in capital expenditures for 2004, principally related to the purchase of laboratory equipment.

        During the nine months ended September 30, 2003, financing activities provided cash of $19.9 million primarily as a result of the sale of Series E shares for net proceeds of $19.9 million.

        On November 10, 2003, subsequent to the end of our third fiscal quarter, we closed our initial public offering of our common stock at a price to the public of $11.00 per share. We sold 6,000,000 shares of our common stock resulting in gross proceeds of $66.0 million. In connection with the offering, we paid approximately $4.6 million in underwriting discounts and commissions to underwriters and incurred an estimated $1.2 million in other offering expenses. After deducting the underwriting discounts and commissions and estimated offering expenses, we received net proceeds from the offering of approximately $60.2 million. These proceeds, and the conversion of all of our preferred stock to common stock are not reflected in the accompanying unaudited financial statements as of September 30, 2003.

        The following table summarizes our contractual obligations at September 30, 2003 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Payments Due by Period

Contractual Obligations	Total	October to December 2003	2004	2005	2006	2007
Short and long-term debt	$33,000	$11,000	$22,000	—	—	—
Operating lease obligations	387,000	145,000	242,000	—	—	—

Total contractual cash obligations(1)	$420,000	$156,000	$264,000	—	—	—

(1)
We have entered into a non-binding letter of intent with a third party regarding the lease of approximately 52,000 square feet of office and laboratory space in Lexington, Massachusetts. The lease, if executed, would significantly increase our annual lease commitments over the next five years. Because we have not yet reached a definitive agreement, we are not currently able to quantify the expected increase but we expect it to be less than $500,000 in the first year of operation. The lease is expected to have a term of ten years, subject to renewal, commencing on or about August 1, 2004.

        Based on our operating plans, we believe that our existing resources, including the proceeds of our initial public offering, which we completed on November 10, 2003, will be sufficient to fund our planned operations, including increases in spending for our BiDil clinical program, for at least 24 months from the date of this report. However, we may require significant additional funds earlier than we currently expect to conduct the clinical trials and to obtain regulatory approvals necessary to launch BiDil, and to develop our other product candidates.

        We may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders may result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates, or products which we would otherwise pursue on our own.

        Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including the following:

  •
  the costs of launching BiDil, if and when it is approved by regulatory authorities;

  •
  the timing, receipt, and amount of milestone and other payments, if any, from collaborators;

  •
  the timing, receipt, and amount of sales and royalties, if any, from our potential products;

  •
  the resources required to successfully complete our clinical trials;

  •
  the time and costs involved in obtaining regulatory approvals;

  •
  continued progress in our research and development programs, as well as the magnitude of these programs;

  •
  the cost of manufacturing, marketing and sales activities;

  •
  the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims;

  •
  the cost of obtaining and maintaining licenses to use patented technologies; and

  •
  our ability to establish and maintain additional collaborative arrangements.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue, accrued expenses and the fair value assigned to our common stock. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue.    We record revenue on an accrual basis as it is earned and when amounts are considered collectible. Revenues received in advance of performance obligations or in cases where we have a continuing obligation to perform services, are deferred and recognized over the performance period. Revenues from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. When we are required to defer revenue, the period over which such revenue should be recognized is subject to estimates by management and may change over the course of the collaborative agreement.

        Accrued Expenses.    As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue include contract service fees such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials, and fees paid to contract manufacturers in conjunction with the production of clinical materials and professional service fees, such as lawyers and accountants. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs, which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

        Stock-Based Compensation.    We have elected to follow Accounting Principle Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value method provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" or FAS 123. In 2002 and 2003, certain grants of stock options were made at exercise prices less than the fair value of our common stock and, as a result, we recorded deferred stock compensation expense. In the notes to our financial statements, we provide pro forma disclosures in accordance with FAS 123. We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with FAS 123 and the Emerging Issues Task Force, or EITF, Issue 96-18, "Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

        Accounting for equity instruments granted or sold by us under APB 25, FAS 123 and EITF 96-18 requires fair value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, our expenses may be over or under stated. For equity instruments granted or sold in exchange for the receipt of goods or services we estimate the fair value of the equity instruments based upon consideration of factors which we deem to be relevant at that time. Because shares of our common stock have not been publicly traded prior to the commencement of our public offering on November 5, 2003, market factors historically considered in valuing stock and stock option grants include comparative values of public companies discounted for the risk and limited liquidity provided for in the shares we are issuing, pricing of private sales of our redeemable convertible preferred stock, prior valuations of stock grants and the effect of events that have occurred between the time of such grants, economic trends, and the comparative rights and preferences of the security being granted compared to the rights and preferences of our other outstanding equity.

        The fair value of our common stock is determined by our board of directors contemporaneously with the grant. In the absence of a public trading market for our common stock, our board of directors considers numerous objective and subjective factors in determining the fair value of our common stock. At the time of option grants and other stock issuances, our board of directors considered the liquidation preferences, dividend rights, voting control and anti-dilution protection attributable to our then-outstanding redeemable convertible preferred stock, the status of private and public financial markets, valuations of comparable private and public companies, the likelihood of achieving a liquidity event such as an initial public offering, our existing financial resources, our anticipated continuing operating losses and increased spending levels required to complete our clinical trials, dilution to common stockholders from anticipated future financings and a general assessment of future business risks.

Recently Issued Accounting Pronouncements

        In November 2002, the EITF issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables," (EITF 00-21) which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate accounting units if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into after June 30, 2003. We adopted EITF 00-21, which did not have a material impact on our financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires that if an entity has a controlling interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied in the first interim or annual period beginning after December 15, 2003. We do not expect that the adoption of FIN 46 will have a material effect on our financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, including redeemable preferred stock. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the interim period commencing July 1, 2003. The adoption of this statement did not have a material impact on our financial position or results of operations.

Forward-Looking Statements

        This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our "critical accounting estimates" and the risk factors set forth below under the caption "Factors That May Affect Future Results." Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Factors That May Affect Future Results

Risks Relating to our Business

Because we have a history of losses and our future profitability is uncertain, our common stock is a highly speculative investment.

        We have experienced significant operating losses since our inception in 1992. For the year ended December 31, 2002 and the nine months ended September 30, 2003, we had net losses of $17.3 million and $9.7 million, respectively. As of September 30, 2003, we had an accumulated deficit of approximately $96.4 million. We expect that we will continue to incur substantial losses and that our cumulative losses will increase as our research, development and commercialization efforts expand. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. To date, we have not recorded any revenue from the sale of products and we will not be able to do so unless and until one of our products completes clinical trials and receives regulatory approval. BiDil is our only product candidate that has advanced into clinical trials and we do not anticipate receiving revenues from BiDil until at least 2006, if ever. All of our other product candidates are in research or pre-clinical development, will require significant additional testing prior to submission of any regulatory applications and, as such, are not expected to be commercially available for many years, if at all.

        A large portion of our expenses is fixed, including expenses related to facilities, equipment and personnel. In addition, we expect to spend significant amounts to fund research, development and commercialization of our product candidates and to enhance our core technologies. As a result, we expect that our operating expenses will continue to increase significantly in the near term and, consequently, we will need to generate significant revenue to achieve profitability. We do not expect to achieve profitability until at least 2008 and may not achieve profitability until after that date, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require substantial additional funds and if additional capital is not available we may need to limit, scale back or cease our operations.

        We have used and will continue to require substantial funds to conduct research and development, including preclinical testing and clinical trials of our potential products, and to manufacture and market any products that are approved for commercial sale. For example, we estimate that the total direct cost to complete our BiDil clinical trial will be at least $39.0 million and that we will incur significant additional expenditures to conduct pre-clinical testing and any clinical trials of our nitric oxide-enhancing COX-2 inhibitors, nitric-oxide stents and other early-stage development programs. Because their successful development is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development. We believe that our existing cash and investment securities, including the net proceeds of our initial public offering of common stock, which was completed on November 10, 2003, will be sufficient to support our current operating plan for at least 24 months from the date of this report.

        However, our future capital requirements and the period in which we expect our current cash to support our operations may vary from what we expect due to a number of factors, including the following:

  •
  the costs of launching BiDil, if and when it is approved by regulatory authorities;

  •
  the timing, receipt, and amount of milestone and other payments, if any, from collaborators;

  •
  the timing, receipt, and amount of sales and royalties, if any, from our potential products;

  •
  the resources required to successfully complete our clinical trials;

  •
  the time and costs involved in obtaining regulatory approvals;

  •
  continued progress in our research and development programs, as well as the magnitude of these programs;

  •
  the cost of manufacturing, marketing and sales activities;

  •
  the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims;

  •
  the cost of obtaining and maintaining licenses to use patented technologies; and

  •
  our ability to establish and maintain additional collaborative arrangements.

        We will be required to seek additional funding in the future and may do so through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates, or products which we would otherwise pursue on our own.

We are heavily dependent on obtaining regulatory approval for and successfully commercializing BiDil, our most advanced drug candidate.

        Our research, development and management resources are primarily dedicated to our most advanced drug candidate, BiDil, which is not expected to be commercially available until at least 2006, if at all. If we experience significant delays in completing our phase III confirmatory trial of BiDil, obtain unfavorable or only marginally favorable results from this trial, or fail to achieve regulatory approval or market acceptance of BiDil, our near term ability to generate product revenue, our reputation and our ability to raise additional capital will be materially impaired and the value of an investment in our stock will decline.

The application of our nitric oxide technology is unproven in humans and, as a result, we may not be able to successfully develop and commercialize any products based upon this technology.

        A key component of our strategy is to seek to improve existing medicines with our proprietary nitric oxide technology. Our product candidates include nitric oxide enhancements of existing drugs. Thus, we are modifying compounds whose chemical and pharmacological profiles are well-documented and understood. However, each of our product candidates is a new molecule with a chemical and pharmacological profile that differs from that of the existing drug. None of our product candidates has been sufficiently studied or tested for its chemical and pharmacological properties to have been fully explored and documented. These compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. In addition, it is possible that existing drugs or newly-discovered drugs may not benefit from the application of our nitric oxide technology. If we are not able to successfully develop and commercialize drugs based upon our technological approaches we will not become profitable and the value of our stock will decline.

If our clinical trials for BiDil and any other product candidates we advance into clinical testing are not successful, we may not be able to successfully develop and commercialize our products.

        In order to obtain regulatory approvals for the commercial sale of our product candidates, we and our collaborators will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our product candidates. We may not be able to obtain authority from the FDA or other regulatory agencies to commence or complete these clinical trials. If permitted, such clinical testing may not prove that our drug candidates are safe and effective to the extent necessary to permit us to obtain marketing approvals from regulatory authorities. Moreover, positive results demonstrated in preclinical studies and clinical trials that we complete may not be indicative of results obtained in future clinical trials. Furthermore, we, one of our collaborators, institutional review boards, or regulatory agencies may suspend clinical trials at any time if it is believed that the subjects or patients participating in such trials are being exposed to unacceptable health risks. Adverse or inconclusive clinical trial results concerning any of our drug candidates could require us to conduct additional clinical trials, result in increased costs and significantly delay the filing for marketing approval for such drug candidates with the FDA or result in a filing for a narrower indication.

        The successful completion of our BiDil trial will depend on, among other things, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the clinical protocol, the availability of alternative treatments, the proximity of patients to clinical sites and the eligibility criteria for the study. We have experienced decreasing patient enrollment in our BiDil trial over time primarily due to the patient eligibility criteria and having exhausted the available pool of potential patients at our clinical sites. As a result, we have revised the patient eligibility criteria and increased the number of clinical sites in an attempt to maintain enrollment levels. Despite these changes, we may be unable to enroll the number of patients we need to complete the trial on a timely basis. Delays in planned patient enrollment for the trial may cause us to incur increased costs and delay commercialization.

        Our BiDil trial is the first clinical trial of BiDil in the specific drug combination and formulation that we intend to commercialize. We did not conduct the prior clinical trials involving the two generic drugs that comprise the BiDil composition, which were conducted in the 1980s and were not specifically designed to study the safety or efficacy of the therapeutic for African Americans. These prior trials generated the data that served as the basis for the original new drug application for BiDil filed by Medco Research, now King Pharmaceuticals, a third-party pharmaceutical company with whom we have no relationship. Medco received a non-approvable letter from the FDA with respect to its new drug application in 1997. After re-analysis of this data and extensive discussions with the FDA, in 1999 we acquired the new drug application from Dr. Jay Cohn, Professor of the Department of Medicine at the University of Minnesota, who had acquired the new drug application from Medco Research. The data generated in these prior trials also served as the basis for our amendment to that new drug application and the FDA's resulting request for a confirmatory trial. In the trial, we are studying the use of BiDil as a supplement to current standard-of-care medicines, whereas in prior clinical trials the combination of drugs contained in BiDil was studied as a substitute for an approved therapeutic. As a result, we have limited clinical experience with BiDil in the drug combination and for the specific indication for which we intend to seek marketing approval.

        The FDA deemed the original new drug application filed by Medco Research seeking approval for use of BiDil in the general heart failure population, non-approvable because the data did not show a statistically significant benefit in that population. In 2001, the FDA issued us a letter stating that, in addition to the data in African-American heart failure patients already submitted to the agency, a clearly positive trial in African Americans with heart failure would, together with the satisfaction of other conditions, including its approval of our manufacturing process and marketing materials, provide a basis for approval of BiDil. This letter from the FDA was not an "approvable" letter, which means that the FDA retains broad discretion in determining whether to ultimately approve BiDil.

        We rely on academic institutions or clinical research organizations to supervise or monitor some or all aspects of our BiDil trial and we expect to rely on academic institutions and clinical research organizations for other product candidates we advance into clinical testing. Accordingly, we have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own.

        As a result of these factors, we or third parties on whom we rely may not successfully begin or complete our clinical trials in the time periods we have forecasted, if at all. Moreover, if we incur costs and delays in our programs or if we do not successfully develop and commercialize our products, our stock price could decline.

If we and our partners do not obtain and maintain the regulatory approvals required to market and sell BiDil and our other products under development, then our business will be unsuccessful and the market price of our stock will substantially decline.

        We and our partners will not be able to market any of our products in the United States, Europe or in any other country without marketing approval from the FDA or equivalent foreign regulatory agency. The regulatory process to obtain market approval for a new drug or medical device takes many years and requires expenditures of substantial resources. We have had only limited experience in preparing applications and obtaining regulatory approvals.

        We are seeking regulatory approval of our lead drug candidate, BiDil, for the treatment of heart failure in African Americans, based upon a confirmatory clinical trial performed exclusively on subjects who are self-identified as African American. To our knowledge, the FDA has never approved a drug product for use particularly in an ethnic population. The FDA's receptiveness to drugs that are approved and marketed on the basis of different ethnicity-based therapeutic outcomes is untested and we believe may be adversely affected by contrary scientific or public health evidence or political or legal factors. For example, scientific evidence could emerge that suggests that there is no physiological basis to support pharmaceutical development of drugs based upon ethnicity. Moreover, others may express the view that ethnicity is only a sociological concept and, accordingly, there is not a valid basis for the commercialization of medicines based on ethnicity. These factors may impede or prevent us from obtaining FDA approval of BiDil even if the data from our BiDil trial is positive.

        If we do not receive required regulatory approval or clearance to market BiDil or any of our other products under development, we will not be able to develop and commercialize these products, which will affect our ability to achieve profitability, and will cause the value of our common stock to substantially decline.

Even if we receive regulatory approval to market our product candidates, the market may not be receptive to BiDil or our other product candidates upon their commercial introduction, which will prevent us from being profitable.

        BiDil and the other product candidates that we are developing are based upon new technologies or therapeutic approaches. In addition, we plan to market BiDil only in the U.S. Key participants in the U.S. pharmaceutical marketplace, such as physicians, payors and consumers, may not accept a product intended to improve therapeutic results based on ethnicity. As a result, it may be more difficult for us to convince the medical community and third-party payors to accept and use our products.

        Other factors that we believe will materially affect market acceptance of BiDil and our other product candidates under development include:

  •
  the timing of our receipt of any marketing approvals, the terms of any approval, and the countries in which approvals are obtained;

  •
  the safety, efficacy and ease of administration;

  •
  the success of our physician education programs; and

  •
  the availability of government and third-party payor reimbursement.

If we or our third party manufacturers or service providers fail to comply with regulatory laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to market and sell our products and may harm our reputation.

        If we or our third party manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to less acceptance of our products by the market. These enforcement actions include:

  •
  product seizures;

  •
  voluntary or mandatory recalls;

  •
  voluntary or mandatory patient or physician notification;

  •
  withdrawal of product approvals;

  •
  restrictions on, or prohibitions against, marketing our products;

  •
  fines;

  •
  restrictions on importation of our products;

  •
  injunctions;

  •
  civil and criminal penalties; and

  •
  suspension of review, refusal to approve pending applications, or withdrawal of approval.

We depend on Merck and Boston Scientific, and expect to depend on additional collaborative partners in the future, for a significant portion of our revenues and to develop, conduct clinical trials with, obtain regulatory approvals for, and manufacture, market and sell some of our products under development, and these collaborations may not be successful.

        We are relying on Merck to fund the development of and to commercialize products based upon our nitric oxide-enhancing COX-2 inhibitor technologies, and we are relying on Boston Scientific to fund the development of and to commercialize nitric oxide-enhancing stents using our technology to treat the re-closure of arteries, or restenosis, following balloon angioplasty, a treatment to widen blocked arteries. Our revenues for 2002 and the first half of 2003 were derived from licensing, research and development or other fees paid to us by Merck and Boston Scientific. For the fiscal year ended December 31, 2002, Boston Scientific accounted for all of our $750,000 of revenue and for the nine months ended September 30, 2003, Boston Scientific and Merck accounted for all of our $5.6 million of revenue. Our agreements with Merck and Boston Scientific, which provide to us research and development funding for certain of our lead programs, generally are terminable upon short notice by the collaborator and additional payments due to us under the collaboration agreements are generally based on the achievement of specific development and commercialization milestones that may not be met. These collaborations also entitle us to royalty payments that are based on the sales of products developed and marketed through the collaboration. These future royalty payments may not materialize or be less than expected if the related products are not successfully developed or marketed, or if we or our collaborators are forced to license intellectual property from third parties. Accordingly, we cannot predict with certainty when, if ever, either of these collaborations will continue to generate revenues for us. The loss of either of these large collaborations would likely significantly decrease our near term revenues and future prospects. We intend to enter into collaborative agreements with other parties in the future relating to other product candidates and we are likely to have similar risks with regard to any such future collaborations.

        In addition, our existing collaborations and any future collaborative arrangements that we seek to enter into with third parties may not be scientifically or commercially successful. Factors that may affect the success of our collaborations include the following:

  •
  our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive with the product on which they are collaborating with us or which could affect our collaborative partners' commitment to the collaboration with us;

  •
  reductions in marketing or sales efforts or a discontinuation of marketing or sales of our products by our collaborators would reduce our revenues, which will be based on a percentage of net sales by the collaborator;

  •
  our collaborators may terminate their collaborations with us, which could make it difficult for us to attract new collaborators or adversely affect how we are perceived in the business and financial communities; and

  •
  our collaborators may pursue higher-priority programs or change the focus of their development programs, which could affect the collaborators' commitment to us.

We have no sales and marketing experience and may depend significantly on third parties who may not successfully commercialize our products.

        We have no sales, marketing and distribution experience. We intend to independently launch and market BiDil and certain other products not already subject to marketing agreements where we believe the target physician market can be effectively reached by the internal sales force we intend to establish. To develop an internal sales, distribution and marketing capability, we will have to invest significant amounts of money and management resources. We plan to minimize these expenditures prior to obtaining the results of our BiDil trial, but this may provide us insufficient time to build our sales and marketing capabilities in advance of BiDil's launch. If we develop these capabilities and approval of BiDil is delayed substantially, or BiDil is not approved, we will have incurred significant unrecoverable expenses.

        For products where we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

  •
  we may not be able to attract and build a significant marketing or sales force;

  •
  the cost of establishing a marketing or sales force may not be justifiable in light of the revenues generated by any particular product; and

  •
  our direct sales and marketing efforts may not be successful.

        For product candidates with larger target physician markets, we plan to rely significantly on sales, marketing and distribution arrangements with third parties. For example, we plan to rely on our existing collaborative partners for the commercialization of nitric oxide-enhancing COX-2 inhibitors and stents coated with nitric oxide-releasing compounds. We may have to enter into additional marketing arrangements in the future and we may not be able to enter into these arrangements on terms which are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties.

We have limited manufacturing experience and resources and we must incur significant costs to develop this expertise or rely on third parties to manufacture our products.

        We have no manufacturing experience. In order to continue to develop products, apply for regulatory approvals, and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We currently rely on third parties for the production of certain of our products, including BiDil, for preclinical and clinical testing purposes and we expect to continue to do so in the future. Only a limited number of manufacturers can supply nitric oxide-based medicines, and we have not secured a long-term commercial supply arrangement for any of our product candidates, including BiDil. The manufacturing process for any of our products is an element of the FDA approval process and we will need to contract with manufacturers who can meet the FDA requirements on an ongoing basis. As part of obtaining regulatory approval for BiDil, we will need to engage a commercial manufacturer that will be required, among other things, to produce validation batches of the drug consistent with regulatory approval requirements. To the extent we enter into manufacturing arrangements with third parties, we will be dependent upon these third parties to perform their obligations in a timely manner and in accordance with applicable government regulations. In addition, if we receive the necessary regulatory approval for our products, we also expect to rely on third parties, including our collaborative partners, to produce materials required for commercial production. We may experience difficulty in obtaining adequate manufacturing capacity for our needs. If we are unable to obtain or maintain contract manufacturing of these products, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.

        To the extent that we enter into manufacturing arrangements with third parties, we will be dependent upon these third parties to perform their obligations in a timely manner and consistent with regulatory requirements. If third-party manufacturers with whom we contract fail to perform their obligations, we may be adversely affected in a number of ways, including:

  •
  we may not be able to initiate or continue clinical trials of products that are under development;

  •
  we may be delayed in submitting applications for regulatory approvals for our products;

  •
  we may be required to cease distribution and/or recall some or all batches of our products; and

  •
  ultimately, we may not be able to meet commercial demands for our products.

Our patent protection for BiDil, which is a combination of two generic drugs, is limited and we may be subject to generic substitution or competition and resulting pricing pressure.

        We have no composition of matter patent covering our lead product candidate, BiDil, which we intend to market for the treatment of heart failure in African Americans. BiDil is a combination of two generic drugs, isosorbide dinitrate and hydralazine, which are approved and separately marketed, in dosages similar to those we include in BiDil, for indications other than heart failure, at prices below the prices we expect to charge for BiDil. We have two issued method-of-use patents covering, respectively, the use of the combination of isosorbide dinitrate and hydralazine to reduce the incidence of mortality associated with chronic congestive heart failure, expiring in 2007, and to treat heart failure in African Americans, expiring in 2020. As a practical matter, we may not be able to enforce these method-of-use patents to prevent physicians from prescribing isosorbide dinitrate and hydralazine for the treatment of heart failure in African Americans, even though neither drug is approved for such use.

        Other factors may also adversely affect our patent protection for BiDil. The combination therapy of isosorbide dinitrate and hydralazine for use in heart failure was developed through lengthy, publicly-sponsored clinical trials conducted during the 1980s, prior to the filing of the patent application that resulted in the 2007 patent. The U.S. patent office considered published reports on these clinical trials and concluded that they did not constitute prior art that would prevent the issuance of the 2007 patent.

The U.S. patent office also considered the question of whether the 2007 patent constituted prior art with respect to the 2020 patent, but determined that the claims of the 2020 patent were non-obvious and patentable. A court considering the validity of the 2007 or 2020 patents with respect to questions of prior art might be presented with other alleged prior art or might reach conclusions different from those reached by the patent office. If the 2007 or 2020 patents were to be invalidated or if physicians were to prescribe isosorbide dinitrate and hydralazine rather than BiDil for heart failure in African Americans, our BiDil revenue could be significantly reduced, we could fail to recover the cost of developing BiDil and BiDil might not be a viable product.

If we are not able to obtain and enforce patent protection for our discoveries, our ability to develop and commercialize our product candidates will be harmed and we may not be able to operate our business profitably.

        Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. Because certain United States patent applications are confidential until patents issue, such as applications filed prior to November 29, 2000, or applications filed after such date which will not be filed in foreign countries, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over any patent applications of others.

        Our strategy depends on our ability to rapidly identify and seek patent protection for our discoveries. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. The mere issuance of a patent does not guarantee that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties.

        The issued patents and patent applications for our drug development candidates and nitric oxide technology include claims with respect to both the composition of specific drugs or compounds and specific methods of using these drugs or compounds in therapeutic areas. In some cases, like BiDil, our only patent protection is with respect to the method of using a drug or compound and we do not have patent claims covering the underlying composition of the drug or compound. Method-of-use patents may provide less protection for our product candidates because it may be more difficult to prove direct infringement against a pharmaceutical manufacturer or distributor. In addition, if any other company markets a drug that we expect to market under the protection of a method-of-use patent, physicians will be able to prescribe that drug for use in the indication for which we have obtained approval, even though the drug is not approved for such indication. As a practical matter, we may not be able to enforce our method-of-use patents against physicians prescribing drugs for such off-label use. Off-label use and any resulting off-label sales could make it more difficult to obtain the price we would otherwise wish to achieve for, or to successfully commercialize, our product. In addition, where we have only method-of-use patent coverage for a product candidate, it may be more difficult to find a pharmaceutical company partner to license or support development of our product candidate.

        Our pending patent applications may not result in issued patents. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the U.S. Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others.

        We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.

If we become involved in patent litigation or other proceedings to enforce our patent rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our product development and commercialization efforts.

        A third party may sue us for infringing on its patent rights. Likewise, we may need to resort to litigation to enforce a patent issued to us or to determine the scope and validity of third party proprietary rights. For example, the cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management's efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, our strategy of providing nitric oxide-enhancing versions of existing medicines could lead to more patent litigation as the markets for these existing medicines are very large and competitive. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

        For example, we have filed an opposition in the European Patent Office, or EPO, to revoke NicOx S.A.'s European Patent No. 904 110, which we refer to as EP '110. This patent is directed to the use of organic compounds containing a nitrate group or inorganic compounds containing a nitric oxide group to reduce the toxicity caused by certain drugs, including non-steroidal anti-inflammatory drugs, or NSAIDs. The basis for our opposition, in part, is that the claims in EP '110 are anticipated and therefore invalid if they are construed to cover a single compound chemically linked to a nitrate. While we believe that the claims in EP '110 will be invalidated, or be narrowed, we cannot predict with certainty the outcome of the opposition. If the EPO finds that there are valid claims in EP '110 that cover compounds chemically linked to nitrates, we may be adversely affected in our ability to market our product candidates for reducing gastrointestinal toxicity without first obtaining a license from NicOx, which may not be available on favorable terms, if at all. We do not know whether NicOx has filed claims of similar scope to the EP '110 patent in the U.S.

        If any parties should successfully claim that our creation or use of proprietary technologies infringes upon their intellectual property rights, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties' patent rights. In addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license on unfavorable terms. Moreover, any legal action against us or our partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our partners to obtain a license in order to continue to manufacture or market the affected products and processes. Any license required under any patent may not be made available on commercially-acceptable terms, if at all. In addition, some licenses may be non-exclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to effectively market some of our technology and products, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, a number of our collaborations provide that royalties payable to us for licenses to our intellectual property may be offset by amounts paid by our collaboration partners to third parties who have competing or superior intellectual property positions in the relevant fields, which could result in significant reductions in our revenues from products developed through collaborations.

We in-license a significant portion of our principal proprietary technologies and if we fail to comply with our obligations under any of the related agreements, we could lose license rights that are necessary to developing BiDil and our other product candidates.

        We are a party to a number of licenses that give us rights to third party intellectual property that is necessary for our business. In particular, we have obtained the exclusive right to develop and commercialize BiDil pursuant to a license agreement with Dr. Jay N. Cohn, and some of our intellectual property rights relating to nitric oxide compounds have been obtained pursuant to license agreements with the Brigham and Women's Hospital and Boston University. We expect to enter into additional licenses in the future. These licenses impose various development, commercialization, funding, royalty, diligence, and other obligations on us. If we breach these obligations, the licensor may have the right to terminate the license or render the license non-exclusive, which would result in us being unable to develop, manufacture and sell products that are covered by the licensed technology.

We face significant competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

        The pharmaceutical and medical device industries are highly competitive and characterized by rapid and significant technological change. Our principal competitors in the markets we have targeted, such as cardiovascular disease and inflammation, are large, multinational pharmaceutical and medical device companies that have substantially greater financial and other resources than we do and are conducting extensive research and development activities on technologies and products similar to or competitive with ours. Moreover, there are a number of companies currently marketing and selling products to treat heart failure in the general population that will compete with BiDil, if it is approved. These include GlaxoSmithKline, plc, which currently markets Coreg; Merck & Co., Inc., which currently markets Vasotec; Pfizer Inc., which currently markets Inspra; and Astra Zeneca, plc, which currently markets Tropol XL. We also face competition from other pharmaceutical companies seeking to develop drugs using nitric oxide technology. For example, we are aware of at least four companies working in the area of nitric-oxide based therapeutics. These companies are GB Therapeutics, of Ontario, Canada, which we believe is in early stage preclinical development of nitrate medicines for Alzheimer's disease, Parkinson's disease and dementia; NicOx S.A., a French company, which we believe is engaged in the research and development of nitric-oxide releasing derivatives of existing drug classes; OxoN Medica, of California, which we believe is in preclinical development of drug targets for diseases resulting from dysfunction of the endothelial cells that line the inside of blood vessel walls; and Vasopharm BIOTECH GmbH, of Germany, which we believe is focused on disease mechanisms involving nitric oxide signaling pathways within the vascular wall.

        Many of our competitors are more experienced than we are in drug development and commercialization, obtaining regulatory approvals and product marketing and manufacturing. As a result, our competitors may develop and commercialize pharmaceutical products before we do. In addition, our competitors may develop and commercialize products which render our products obsolete or non-competitive.

We may be exposed to product liability claims and may not be able to obtain or maintain adequate product liability insurance.

        Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing, and marketing of human therapeutic products. Our clinical trial liability insurance is subject to deductibles and coverage limitations. We do not currently have any commercial product liability insurance. We may not be able to obtain or maintain insurance on acceptable terms or at all.

Moreover, any insurance that we do obtain may not provide adequate protection against potential liabilities.

Risks Relating to Our Common Stock

Our stock price is subject to fluctuation, which may cause an investment in our stock to suffer a decline in value.

        The market price of our common stock may fluctuate significantly in response to factors which are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical, biotechnology and other life sciences companies have been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. For example, our stock price could be adversely affected if drugs developed by others that utilize nitric oxide technology are not successful in clinical testing, fail to achieve regulatory approval or are not accepted in the marketplace, even though these failures may not be related to our product candidates or technology. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our common stock.

We may incur significant costs from class action litigation due to our expected stock volatility.

        Our stock price may fluctuate for many reasons, including as a result of public announcements regarding the progress of our development and marketing efforts, the addition or departure of key personnel, variations in our quarterly operating results and changes in market valuations of pharmaceutical, biotechnology or other life science companies. Recently, when the market price of a stock has been volatile as our stock price may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. A stockholder lawsuit could also divert the time and attention of our management.

Insiders have substantial control over us and could delay or prevent a change in corporate control.

        As of the date of this report, our directors, executive officers and principal stockholders, together with their affiliates, beneficially own, in the aggregate, approximately 57% of our outstanding common stock. As a result, these stockholders, if acting together, will have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

  •
  delaying, deferring or preventing a change in control of our company;

  •
  impeding a merger, consolidation, takeover or other business combination involving our company; or

  •
  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Provisions in our charter documents and under Delaware law may prevent or frustrate attempts by stockholders to change current management and hinder efforts to acquire a controlling interest in us.

        Provisions of our restated certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions may prevent or frustrate attempts by stockholders to replace or remove our current management. These provisions include:

  •
  a prohibition on stockholder action through written consent;

  •
  a requirement that special meetings of stockholders be called only by a majority of the board of directors, the chairman of the board or the chief executive officer;

  •
  advance notice requirements for stockholder proposals and nominations;

  •
  limitations on the ability of stockholders to amend, alter or repeal our certificate of incorporation or bylaws; and

  •
  the authority of the board of directors to issue preferred stock with such terms as the board of directors may determine.

        In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2003, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4. Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within the entity, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

  Changes in Constituent Instruments Defining the Rights of Security Holders

        In November 2003, in connection with our initial public offering (the "IPO"), our restated certificate of incorporation, our amended and restated by-laws and new form of common stock certificate became effective.

  Recent Sales of Unregistered Securities

        During the quarterly period ended September 30, 2003, we granted stock options to purchase an aggregate of 6500 shares of our common stock to our non-employee directors and employees under our 2003 Stock Incentive Plan at a weighted-average exercise price of $2.00 per share. In addition, during the quarterly period ended September 30, 2003, we issued and sold an aggregate of 54,508 shares of our common stock to employees and directors pursuant to exercises of options under our 1993 Stock Incentive Plan at a weighted-average exercise price of $.74 per share.

        On August 1, 2003, we sold 2,776,347 shares of our series E redeemable convertible preferred stock to a group of accredited investors, within the meaning of Regulation D of the Securities Act of 1933, as amended, at a purchase price of $7.2037 per share, for aggregate consideration of approximately $19.9 million.

        The securities issued in the foregoing transactions were offered and sold in reliance on exemptions from registration set forth in Sections 3(b) and 4(2) of the Securities Act or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or an exemption from registration under Rule 701 promulgated under the Securities Act. No underwriters or placement agents were involved in the foregoing issuances and sales.

  Initial Public Offering and Use of Proceeds from Sales of Registered Securities

        On November 10, 2003, we completed an initial public offering of 6,000,000 shares of our common stock at a price to the public of $11.00 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-108104), which was declared effective by the Securities and Exchange Commission on November 5, 2003. Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Pacific Growth Equities were the managing underwriters of the initial public offering. The offering commenced on November 5, 2003 and did not terminate until after the sale of all of the securities registered in the Registration Statement. As part of the initial public offering, we granted the several underwriters an overallotment option to purchase up to an additional 900,000 shares of our common stock from us. The underwriters did not exercise the overallotment option. There were no selling stockholders in the offering.

        The aggregate price of the offering amount registered on our behalf was $66.0 million. In connection with the offering, we paid approximately $4.62 million in underwriting discounts and commissions to the underwriters and incurred an estimated $1.2 million in other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $60.2 million. The proceeds to us have conformed with our intended use outlined in the prospectus related to the offering.

Item 4. Submission of Matters to a Vote of Security Holders

        During the three months ended September 30, 2003, we solicited the written consent of our stockholders pursuant to Sections 228 of the General Corporation Law of the State of Delaware in connection with the following proposals:

	Proposal	For	Against	Abstentions	Broker Non-Votes
1.	To approve an amendment to our Sixth Amended and Restated Certificate of Incorporation to (i) increase the authorized number of shares of our common stock from 18,076,540 shares to 21,674,478 shares, (ii) increase our authorized preferred stock from 31,911,969 shares to 34,688,320 shares, and (iii) increase our authorized series E preferred stock from 4,360,953 shares to 7,137,304 shares	13,576,403[1]	n/a	n/a	n/a
2.	To approve an amendment to our Sixth Amended and Restated Certificate of Incorporation to amend the terms of our series E preferred stock and series F preferred stock related to (i) the accrual of dividends on the series E preferred stock and (ii) the rate at which the series E preferred stock and series F preferred stock convert into shares of common stock	12,301,979[2]	n/a	n/a	n/a

1
These shares represented 91% of the shares outstanding and entitled to vote on such matters.

2
These shares represented 69% of the shares outstanding and entitled to vote on such matters.

Item 5. Other Information

        In October 2003, we solicited the written consent of our stockholders pursuant to Sections 228 of the General Corporation Law of the State of Delaware in connection with the following proposals:

	Proposal	For	Against	Abstentions	Broker Non-Votes
1.	To approve an amendment to our Sixth Amended and Restated Certificate of Incorporation to (i) increase the authorized number of shares of our common stock from 21,674,478 shares to 35,000,000 shares, (ii) amend the officer and director indemnification provisions, (iii) eliminate the ability of our stockholders to take action by written consent upon closing of our initial public offering, and (iv) amend the conversion provisions for our preferred stock	15,663,299*	n/a	n/a	n/a
2.	To approve the adoption of our Restated Certificate of Incorporation to (i) increase the number of share of our common stock from 35,000,000 to 65,000,000, (ii) authorize up to 5,000,000 shares of "blank check" preferred stock, and (iii) elect to be governed by Section 203 of the General Corporation Law of the State of Delaware	15,663,299*	n/a	n/a	n/a
3.	To adopt our Amended and Restated By-Laws	15,663,299*	n/a	n/a	n/a
4.	To adopt our Amended and Restated 2003 Stock Incentive Plan	15,663,299*	n/a	n/a	n/a
5.	To adopt our 2003 Employee Stock Purchase Plan	15,663,299*	n/a	n/a	n/a
6.	To waive any right of first refusal or preemptive rights and to waive any entitlement of prior notice	15,663,299*	n/a	n/a	n/a
7.	To ratify our board of directors: Robert S. Cohen, Zola Horovitz, Argeris Karabelas, Mark Leschly, John W. Littlechild and Michael D. Loberg	15,663,299*	n/a	n/a	n/a
8.	To ratify Ernst & Young LLP as our independent auditors	15,663,299*	n/a	n/a	n/a
9.	To ratify prior corporate acts	15,663,299*	n/a	n/a	n/a

*
These shares represented 98.6% of the shares outstanding and entitled to vote on such matters.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	There were no reports on Form 8-K filed or furnished by the Company during the fiscal quarter ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NITROMED, INC.
Date: December 18, 2003	By:	/s/ JOSEPH GRIMM Joseph Grimm Senior Vice President, Business Development and Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

TABLE OF CONTENTS
PART I. Financial Information
Item 1. Unaudited Financial Statements
NITROMED, INC. BALANCE SHEETS (in thousands, except par value amounts)
NITROMED, INC. STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
NITROMED, INC. STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
NITROMED, INC. NOTES TO UNAUDITED FINANCIAL STATEMENTS September 20, 2003
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX