Form 10-Q/A
period 2003-09-30
NITROMED INC
filed 2004-03-29
CIK 927829

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

        This Quarterly Report on Form 10-Q/A amends Part I, Item 1 "Unaudited Financial Statements" to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003. The changes are intended to correct certain errors relating to the calculation of net loss per share set forth in the Statements of Operations and Notes 3 and 5 of the Notes to Unaudited Financial Statements in the Quarterly Report on Form 10-Q as previously filed. The changes include the addition of a new Note 1, the reordering of prior Notes 1 through 8 to Notes 2 through 9, the aforesaid corrections to prior Notes 3 and 5 (now Notes 4 and 6) and the inclusion of a new line item, "Deemed dividends related to beneficial conversion features of redeemable convertible preferred stock" in the Statements of Operations and Note 6 of the Notes to Unaudited Financial Statements. In addition, pursuant to the rules of the Securities and Exchange Commission, the Registrant is including in this Form 10-Q/A certain currently dated certifications pursuant to Rules 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. Except as previously described, no other changes to the Form 10-Q have been set forth herein.

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

See accompanying notes.

NITROMED, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(as restated)		(as restated)
Revenues:
Research and development	$2,194	$187	$5,582	$562
Operating expenses:
Research and development	5,041	5,268	13,718	11,868
General and administrative	651	680	1,903	2,005

Total operating expenses	5,692	5,948	15,621	13,873

Loss from operations	(3,498)	(5,761)	(10,039)	(13,311)
Non operating income (expense):
Interest expense	(1)	(2)	(3)	(9)
Interest income	88	87	212	324
Rental income	—	49	82	147

	87	134	291	462

Net loss	(3,411)	(5,627)	(9,748)	(12,849)
Deemed dividends related to beneficial conversion features of redeemable convertible preferred stock	(8,356)	—	(8,356)	—
Dividends and accretion to redemption value of redeemable convertible preferred stock	(981)	(674)	(2,330)	(2,023)

Net loss attributable to common stockholders	$(12,748)	$(6,301)	$(20,434)	$(14,872)

Basic and diluted net loss attributable to common stockholders per common share	$(12.65)	$(6.49)	$(20.58)	$(15.41)
Shares used in computing basic and diluted net loss attributable to common stockholders per common share	1,008	971	993	965
Pro forma basic and diluted net loss attributable to common stockholders per common share	$(0.20)	$(0.38)	$(0.62)	$(0.86)
Shares used in computing pro forma basic and diluted net loss attributable to common stockholders per common share	16,850	15,001	15,634	14,996

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

See accompanying notes.

NITROMED, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 20, 2003

(1) Restatement of Quarterly Financial Statements

        The Company is restating its net loss attributable to common stockholders and net loss attributable to common stockholders per common share for the three and nine month periods ended September 30, 2003 because the deemed dividends related to the beneficial conversion features for Series E and Series F, which are disclosed in Note 7, were inadvertently excluded from the calculations of net loss attributable to common stockholders and net loss attributable to common stockholders per common share.

        A summary of the significant effects of the revision are as follows (in thousands, except per share amount):

	Three months ended September 31, 2003	Nine months ended September 31, 2003
Net loss attributable to common stockholders as previously reported	$(4,392)	$(12,078)
Net loss attributable to common stockholders as restated	$(12,748)	$(20,434)
Basic and diluted net loss attributable to common stockholders per common share as previously reported	$(4.36)	$(12.16)
Basic and diluted net loss attributable to common stockholders per common share as restated	$(12.65)	$(20.58)

(2) Basis of Presentation

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

(3) Subsequent Events

Initial Public Offering

        On November 10, 2003, the Company completed an initial public offering which, after deducting underwriting discounts and expenses and estimated offering-related expenses, resulting in net proceeds to the Company of approximately $60.1 million and issuance by the Company of 6,000,000 shares of common stock at $11.00 per share. In connection with the initial public offering, all of the outstanding shares of the Company's redeemable convertible preferred stock, including accrued but unpaid dividends, were converted into 18,398,496 shares of the Company's common stock. Because the offering closed after September 30, 2003, the results of the offering are not reflected in the accompanying unaudited financial statements. A summary of the terms of this offering can be found in the Company's Registration Statement on Form S-1 (No. 333-108104), which has been filed with the SEC.

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

(4) Stock-Based Compensation

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting period. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net loss would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss attributable to common stockholders as reported	$(12,748)	$(6,301)	$(20,434)	$(14,872)
Add: Stock-based employee compensation expense included in reported net loss	259	30	522	477
Deduct: Stock-based employee compensation expense determined under fair value based method	(569)	(76)	(886)	(222)

Pro forma net loss	$(13,058)	$(6,347)	$(20,798)	$(14,617)

Basic and diluted net loss per share
As reported	$(12.65)	$(6.49)	$(20.58)	$(15.41)
Pro forma	$(12.95)	$(6.54)	$(20.94)	$(15.15)

(5) Comprehensive Income (Loss)

        Components of comprehensive income (loss) include net income (loss) and certain transactions that have generally been reported in the statement of stockholders' equity. Other comprehensive loss is the same as the net loss for all periods presented.

(6) Net Loss Per Share and Pro Forma Net Loss Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic and Diluted:
Net loss	$(3,411)	$(5,627)	$(9,748)	$(12,849)
Deemed dividends related to beneficial conversion features of redeemable convertible preferred stock	(8,356)	—	(8,356)	—
Dividends and accretion to redemption value of redeemable convertible preferred stock	(981)	(674)	(2,330)	(2,023)

Net loss attributable to common stockholders	$(12,748)	$(6,301)	$(20,434)	$(14,872)

Weighted average common shares used to compute net loss per share	1,008	971	993	965
Basic and diluted net loss per share	$(12.65)	$(6.49)	$(20.58)	$(15.41)
Pro forma basic and diluted:
Net loss	$(3,411)	$(5,627)	$(9,748)	$(12,849)

Weighted average common shares used to compute net loss per share	1,008	971	993	965
Weighted average number of common shares assuming the conversion of all redeemable convertible preferred stock at the original date of issuance	15,842	14,030	14,641	14,031

Weighted average common shares used to compute pro forma net loss per share	16,850	15,001	15,634	14,996

Pro forma basic and diluted net loss per share	$(0.20)	$(0.38)	$(0.62)	$(0.86)

(7) Redeemable Convertible Preferred Stock and Stockholders' Deficit

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

(8) Commitments and Contingencies

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

(9) New Accounting Pronouncements

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

Part II. OTHER INFORMATION

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

NITROMED, INC.
Date: March 29, 2004	By:	/s/ JOSEPH GRIMM Joseph Grimm Senior Vice President, Business Development and Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
  Part II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX