Form 10-K
period 2003-12-31
NITROMED INC
filed 2004-03-30
CIK 927829

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-50439

NITROMED, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3159793 (IRS Employer Identification No.)
12 Oak Park Drive, Bedford, Massachusetts (Address of principal executive offices)	01730 (Zip Code)
Registrant's telephone number, including area code: (781) 275-9700

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share
(Title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐    NO ☒.

        The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of March 19, 2004 was approximately $82,141,386, based on the price at which the registrant's common stock was last sold on March 19, 2004. Information regarding the aggregate market value of the registrant's common stock as of June 30, 2003 has not been provided due to the fact that trading of the registrant's common stock on the Nasdaq National Market did not commence until November 6, 2003.

        As of March 19, 2004, there were 25,600,744 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Specified portions of the registrant's proxy statement for the annual meeting of stockholders to be held on May 18, 2004, which are to be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year ended December 31, 2003 are incorporated by reference into Item 5 of Part II and Part III of this report.

NITROMED, INC.

ANNUAL REPORT

ON FORM 10-K

PART I

        This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of NitroMed to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization timelines; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described in "Business—Factors That May Affect Future Results" and elsewhere in this annual report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

        The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report.

ITEM 1. BUSINESS

Overview

        NitroMed is an emerging pharmaceutical company with substantial expertise and intellectual property in nitric oxide-based drug development. We are applying our nitric oxide technology to develop new pharmaceuticals, as well as safer and more effective versions of existing pharmaceuticals, to target significant diseases and major commercial markets. Our lead nitric oxide-enhancing medicine, BiDil®, which is being developed to reduce mortality and hospitalization and to improve the quality of life of African Americans diagnosed with heart failure, is the subject of a phase III confirmatory clinical trial.

        Our commercial strategy involves the development of proprietary nitric oxide drugs, the co-development and commercialization of nitric oxide-enhancing drugs with partners and the out-licensing of our nitric oxide-enhancing technology in exchange for potential milestone payments and royalties on sales. We plan to directly market BiDil, if approved, to those physicians who treat African Americans with heart failure. We have also entered into collaboration agreements with Merck to jointly develop nitric oxide-enhancing COX-2 inhibitors and with Boston Scientific to jointly develop nitric oxide stents.

Our Nitric Oxide-Enhancing Medicines

        Nitric oxide is a naturally-occurring compound that is synthesized in cells to regulate a broad range of cellular reactions. Many disease states are associated with a deficiency in nitric oxide and might benefit from nitric oxide-enhancing medicines. For example, depleted levels of nitric oxide have been implicated in diseases such as heart failure, pulmonary hypertension and sexual dysfunction. Additionally, nitric oxide-enhancing medicines have been shown to reduce side effects associated with a variety of medications, including a broad range of anti-inflammatory medications.

        We generally choose drugs for nitric oxide enhancement from among those marketed medicines whose safety and efficacy we believe can be improved by increased nitric oxide levels in the body. We estimate that candidate medicines for our nitric oxide technology have current annual worldwide sales in excess of $30 billion. We seek to produce our nitric oxide-enhancing drug candidates by combining an existing, marketed medicine with a nitric oxide donor, which is a molecule capable of increasing nitric oxide levels in the body. The nitric oxide donor and the existing medicine can be combined together through either a chemical linkage to potentially create a proprietary new chemical entity or through the direct mixing of the medicine and the nitric oxide donor to potentially create a patentable new use and dosage form.

        We believe that the probability of clinical success for our drug candidates is increased because regulatory approvals have already been achieved for the existing medicines that we are seeking to improve. We also believe that the commercial risk associated with these drug candidates is mitigated because many of these existing medicines have already generated significant sales in their markets.

        We have generated significant intellectual property rights for our nitric oxide technology and compounds to protect our interests and support our discovery and development of additional product candidates.

BiDil—Treatment for Heart Failure in African Americans

        Our lead product, BiDil, is an orally-administered nitric oxide-enhancing medicine that is being investigated for its potential to reduce mortality and hospitalization and improve the quality of life of African Americans diagnosed with heart failure. BiDil is a combination of two drugs, isosorbide dinitrate and hydralazine. Isosorbide dinitrate is a nitric oxide donor. Hydralazine is an antioxidant and vasodilator agent, which means it dilates blood vessels and protects the nitric oxide formed by isosorbide dinitrate from deactivating. Through these properties, BiDil is intended to provide a number of beneficial effects for African American heart failure patients, including increasing levels of nitric oxide in the body. Because heart failure is a chronic disease, we expect that, if approved, BiDil, like other medicines taken for chronic heart disease, will be taken for the duration of the patient's life.

        Heart failure—or end-stage cardiovascular disease—affects approximately five million Americans. There is no cure for this disease and more than 50% of patients die within five years of diagnosis. African Americans suffer a disproportionate incidence of cardiovascular disease. With respect to heart failure, they are affected at a rate almost twice the rate of the corresponding white population and are more likely to die from it. This dramatic ethnic difference in health outcomes has been attributed to a variety of factors, including access to medical care, management of heart failure and socioeconomic factors. Recent analyses of heart failure clinical trials, however, show that the mortality rate and the hospitalization rate for African Americans is significantly higher than for non-African Americans, even after adjustment for such factors. Based on data from the United States census bureau and the Centers for Disease Control, we estimate that 750,000 African Americans have been diagnosed with heart failure, and we expect this number to grow to approximately 900,000 persons by 2010.

        African Americans may also be more vulnerable to heart failure because some medicines approved for use in heart failure appear in certain clinical studies to be less effective in African American patients. These ethnic differences are documented in FDA-required product package inserts, including:

  •
  the package insert for enalapril, known commercially as Vasotec®, an angiotensin converting enzyme inhibitor, or ACE inhibitor, which states "it should be noted that in controlled clinical trials ACE inhibitors have an effect on blood pressure that is less in black patients than in non-blacks. In addition, it should be noted that black patients receiving ACE inhibitors have been reported to have a higher incidence of angioedema compared to non-blacks."

  •
  the package insert for losartan, known commercially as Cozaar®, an angiotensin receptor blocker, which states ". . . the LIFE study provides no evidence that the benefits of Cozaar on reducing the risk of cardiovascular events in hypertensive patients with left ventricular hypertrophy apply to Black patients" and also notes "this finding could not be explained on the basis of differences in the populations other than race."

        While BiDil may be of benefit to the general heart failure population, several factors lead us to believe BiDil has the potential to be particularly clinically and commercially successful in African-American heart failure patients. Specifically:

  •
  African American heart failure patients are disproportionately overrepresented in the North American heart failure population;

  •
  existing therapies for heart failure may not work as effectively in African Americans;

  •
  BiDil's mechanism of action is intended to address the nitric oxide deficiency we believe to be associated with heart failure in African Americans; and

  •
  a retrospective analysis of a completed heart failure study in the general population using the components of BiDil suggests that BiDil's components may have efficacy in African American patients.

        We amended BiDil's previously submitted new drug application which had been filed by a prior sponsor of the drug who was investigating BiDil for use in the general heart failure population. In early 2001, we received a letter from the FDA stating that, in addition to the data already submitted to the agency, a clearly positive confirmatory trial in African Americans with heart failure would, together with the satisfaction of other conditions, including the FDA's approval of our manufacturing processes and marketing materials, provide a basis for approval of BiDil. In May 2001, we commenced our phase III confirmatory trial for BiDil, enrolling patients with moderate to severe heart failure who have identified themselves as being African American. As is generally true with most phase III trials, the protocol was developed and finalized with significant input from the FDA. It is a double-blind, placebo-controlled trial, meaning that neither the patients nor the investigators in the study are informed during the trial which patients are receiving BiDil and which are receiving a placebo, which is a pill that looks the same as the drug but has no active ingredients. This trial is being conducted at more than 160 clinical sites in the U.S. and, as of December 31, 2003, is over 75% enrolled. Based on the interim analysis, the independent third party calculated that the trial will need to enroll at least 900 patients to achieve statistical significance for the targeted primary clinical endpoints. The interim analysis also indicated that a 1,100 patient sample size would enhance the likelihood of generating statistically significant results. We believe that if we successfully complete enrollment in the trial by fall 2004, data from the study will be available by mid 2005. Pending successful FDA approval, we expect to launch BiDil in 2006.

Nitric Oxide-Enhancing COX-2 Inhibitors for the Treatment of Pain and Inflammation

        COX-2 inhibitors, including Merck's Vioxx® and Pfizer's Celebrex®, are a class of medicines that are effective in treating inflammation. Inflammation is caused by the body's local response to injury and is part of the healing mechanism. However, the body sometimes overcompensates to cause acute and chronic problems of pain, swelling, and loss of function. COX-2 inhibitors are widely prescribed for conditions such as arthritis, mild to moderate pain, migraine and fever. We estimate that in 2002, COX-2 inhibitors generated approximately $6.0 billion in worldwide sales.

        We have created several series of proprietary nitric oxide-enhancing COX-2 inhibitors that we believe could improve the safety and efficacy of this drug class. COX-2 inhibitors have gained rapid commercial success due to their decreased gastrointestinal side effects, compared to aspirin and other commonly prescribed non-steroidal, anti-inflammatory drugs. In our laboratories, nitric oxide has been shown in animal studies to further decrease the gastrointestinal side effects of COX-2 inhibitors.

        In December 2002, we entered into an exclusive, worldwide licensing research, collaboration and licensing agreement that granted Merck marketing and sales rights to our technology for nitric oxide-enhancing COX-2 inhibitors. The research portion of the agreement is for three years and can be extended by mutual agreement. In 2003, we have received $10.0 million in license fees from Merck and two payments, each of $5.0 million, for achieving the first two milestones. In addition, we received $3.0 million in research and development funding in 2003. We are currently working with Merck to screen proprietary nitric oxide-enhancing COX-2 inhibitors in advance of clinical testing as analgesic and anti-inflammatory agents and in other specified disease areas. In late 2003, Merck advanced the first lead compound under the collaboration into phase I clinical trials. These agents are intended to be second-generation COX-2 inhibitors. We are entitled to additional milestone payments upon our successful achievement of specified research objectives and royalties on product sales.

Nitric Oxide Stents for the Treatment of Restenosis

        Balloon angioplasty is a procedure to widen blocked arteries that have resulted from certain conditions such as high cholesterol. It is increasingly common during angioplasty to place a stent, or mesh medical device, into the diseased artery to help maintain the artery width and prevent its re-closure, or restenosis. Several cardiovascular device companies are developing and commercializing stents coated with chemotherapeutic agents or other therapeutic agents designed to help reduce the risk of restenosis. We have demonstrated that a stent coated with a nitric oxide donor can significantly reduce restenosis in a variety of animal studies.

        In November 2001, we entered into a development and license agreement with Boston Scientific pursuant to which we granted Boston Scientific an exclusive worldwide license to develop and commercialize products for restenosis which incorporate these nitric oxide-releasing compounds. In December 2003, we entered into an agreement to extend the research collaboration to develop nitric-oxide coated stents until December 31, 2005.

        Boston Scientific made an up-front license payment to us of $1.5 million in 2001 and made an additional payment of $3.0 million in December 2003 in connection with the extension of the research and development collaboration. Boston Scientific also made equity investments in our redeemable convertible preferred stock in 2001 and 2003 totaling $4.0 million. Boston Scientific will be obligated to make milestone payments to us if specified research, development and commercialization milestones are achieved and has also agreed to pay us royalties on the sale of any products resulting from the collaboration.

Nitric Oxide-Enhancing NSAIDs for Inflammation and Other Development Programs

        We are utilizing our nitric oxide expertise and proprietary position to develop products for a variety of additional medical conditions. We are in various stages of discussions with potential partners in the areas of nitric oxide-enhancing non-steroidal anti-inflammatory drugs, or NSAIDs, for the treatment of pain and inflammation and the targeted delivery of nitric oxide-enhancing medicines to the kidney for acute renal failure.

        NSAIDs are among the most widely-prescribed drugs for the treatment of inflammatory conditions, including arthritis, mild to moderate pain, migraine and fever. We estimate that the worldwide market for NSAIDs is approximately $13.3 billion, 30% of which is for arthritis alone. Among the most serious side effects associated with NSAIDs are ulceration and bleeding in the gastrointestinal tract. Nitric oxide has been shown in preclinical studies to decrease the gastrointestinal side effects of NSAIDs. We have developed a proprietary approach to reducing the gastrointestinal side effects of traditional NSAIDs, including aspirin, by delivering a source of nitric oxide along with the NSAID.

        Acute renal failure is characterized by a sudden deterioration in kidney function and affects approximately 5% of all hospitalized patients. It is a serious and life-threatening condition from which more than half of the affected patients die. Nitric oxide is known to be essential to kidney function, and we believe that acute renal failure can be moderated by the targeted delivery of nitric oxide to the kidneys.

        The following table highlights those classes of nitric oxide-enhancing medicines where we have or are seeking to create intellectual property rights and where we believe we can offer a clinical benefit compared to existing FDA-approved medicines. Our efforts in these areas, except with respect to the COX-2 inhibitors for pain and inflammation, consist of discovery-stage research primarily directed to establishing our intellectual property position. With regard to COX-2 inhibitors for pain and inflammation, in late 2003, our collaborative partner, Merck, advanced the first lead compound under the collaboration into phase I clinical trials. In addition, pursuant to the collaboration additional specified preclinical compounds are being studied for advancement into clinical trials.

Product Candidate and Therapeutic Area		Anticipated Clinical Benefit
Nitric Oxide-Enhancing NSAIDs and COX-2 Inhibitors
•	Pain, inflammation, cancer and central nervous system diseases	•	Improved gastrointestinal tolerance; accelerated ulcer healing; reduced kidney damage and hypertension
Nitric Oxide-Enhancing PDE Inhibitors
•	Asthma	•	Increased airway circulation; reduced lung inflammation and decreased sensitivity to airborne allergens
•	Male erectile dysfunction	•	Increased response rate; rapid onset of action
•	Pulmonary hypertension	•	Increased efficacy; longer duration of action
•	Chronic obstructive airway disease	•	Increased airway circulation
Nitric Oxide-Enhancing Steroids
•	Allergy and asthma	•	Faster onset of action; increased airway circulation
•	Dermatology	•	Faster onset of action; increased efficacy
Nitric Oxide-Enhancing Gastrointestinal Protectants
•	Peptic ulcer	•	Improved efficacy; faster onset of action
Nitric Oxide-Enhancing Arginines
•	Kidney failure	•	Improved sodium and water balance

Our Strategy

        Our goal is to become a leading, multi-product pharmaceutical company, focused on the discovery, development and commercialization of nitric oxide-based medicines. Key elements of our strategy include:

        Successfully commercialize BiDil.    We plan to develop an internal marketing and sales force to promote BiDil for the treatment of heart failure in African Americans. Based on the number of physicians serving the African American heart failure market, we believe we can successfully promote BiDil with approximately 150 to 200 sales representatives. Because BiDil, if approved, will be the only heart failure treatment specifically indicated to treat African Americans with heart failure, we believe that we will be able to capture significant market share in this population.

        Develop and commercialize selected nitric oxide-enhancing versions of existing medicines with leading companies.    We intend to continue entering into collaborations with leading pharmaceutical companies where our product candidates will benefit from the marketing reach, clinical expertise and technology of the partner. Our current strategic research and development collaborations with Merck for COX-2 inhibitors and with Boston Scientific for drug-coated stents are examples of our ability to enter into collaborations with leading companies.

        Focus our internal development efforts on improved versions of existing medicines.    We believe that many pharmaceutical companies have currently marketed drugs and products that can benefit from the therapeutic attributes and the potential patent protection of our nitric oxide-enhancement. We are currently conducting research and development on five drug classes and have consolidated an intellectual property position from which we believe we can generate significant value.

        Expand our pipeline of nitric oxide-enhancing drug candidates through corporate development activities.    Our nitric oxide expertise coupled with our corporate development capabilities affords us opportunities within the nitric oxide field that others may not recognize. For example, we were well suited to appreciate the value that BiDil, a nitric oxide-enhancing medicine, could bring to African American heart failure patients. We will continue to position ourselves to attract additional opportunities through in-licensing or other arrangements and anticipate using our planned BiDil sales force to market additional products in the future.

        Continue to protect and enhance our nitric oxide intellectual property rights and capabilities.    Because of its critical role in our on-going product development efforts, we intend to rigorously pursue the protection of our intellectual property. In order to protect and expand our current intellectual property position, we intend to invest significantly in nitric oxide-related research and development efforts, including attracting and retaining highly talented and experienced personnel.

BiDil Clinical Trials

        In the 1980s, the U.S. Veterans Administration evaluated the components of BiDil, isosorbide dinitrate and hydralazine, in two landmark studies. The first of two six-year mortality studies on BiDil, also known as the vasodilators in heart failure trials, which began in 1980, compared the effects of a placebo, the BiDil components, and another vasodilator called prazosin in the general population. The primary endpoint of this trial was mortality over two years and the trial enrolled 642 patients who were followed for up to five years. The second six-year mortality study on BiDil began in 1986. This study compared the effects of enalapril, an ACE inhibitor, and the BiDil composition in the general population. The primary endpoint of this trial was mortality over two years and the trial enrolled 804 patients who were followed for up to five years. These data formed the basis of a new drug application filed by Medco Research, now King Pharmaceuticals, seeking approval of BiDil for treatment of heart failure in the general population. Medco received a non-approvable letter with respect to the application in 1997 from the FDA following a split vote at the FDA's CardioRenal Advisory Committee. The FDA review concluded that BiDil failed to satisfy typical statistical significance requirements after statistical adjustments were applied to account for multiple unplanned interim analyses that had been performed by the investigators.

        Our extensive work in the field of nitric oxide-enhancing medicines led us to believe that BiDil might be particularly well-suited to enhance in-vivo nitric oxide levels and to protect the nitric oxide after it is formed. As such, we postulated that BiDil might provide preferential survival advantages to African American heart failure patients suffering from a deficiency of nitric oxide. In 1999, we re-analyzed the results of the two prior BiDil mortality studies by ethnicity. Following this re-analysis and extensive discussions with the FDA, in 1999 we acquired the new drug application and a license to the BiDil intellectual property from Dr. Jay Cohn, Professor in the Department of Medicine at the University of Minnesota, who had acquired the new drug application and intellectual property from Medco Research. Our retrospective analysis of the first BiDil mortality study, which contained 180 African American patients, showed that BiDil reduced mortality versus placebo by 66% in African Americans with mild to moderate heart failure. These data have a p <0.004, which indicates a four in one thousand probability that this result is due to chance. In addition, re-analysis of the second BiDil mortality study, which contained data from 215 African American patients, showed that African American patients treated with BiDil experienced an improvement in quality of life and mortality rates that were not statistically different than mortality rates for African American patients treated with enalapril, an ACE inhibitor approved for the treatment of heart failure.

        We amended the previously-submitted new drug application for BiDil in the third quarter of 2000 with the results from these ethnicity based re-analyses. In March 2001, the FDA advised us that results from an additional clearly positive clinical trial in African Americans with heart failure would, together with the satisfaction of other conditions, provide a basis for approval of BiDil. We are conducting the BiDil trial at approximately 160 sites in the U.S., with a goal of enrolling 1,100 patients. The trial is designed to demonstrate that BiDil, when administered together with standard heart failure therapies, can provide a combination of reduced mortality and hospitalization and improved quality of life for African Americans with heart failure. The Association of Black Cardiologists is jointly sponsoring the trial, principally by assisting with the identification, selection and training of clinical investigators, the identification of potential study participants, and by endorsing participation in our trial within the African American community. Representatives of the Association of Black Cardiologists also serve on the clinical trial steering committee, where their role includes providing input on trial design and modification.

        We experienced decreased patient enrollment after the first 12 months of the BiDil trial primarily because we exhausted the available pool of potential patients at our existing sites and because many potential patients were disqualified from participation in the study because they did not meet the clinical protocol requirement of at least one prior hospitalization. We subsequently increased the number of clinical sites from approximately 100 to approximately 160, and in May 2003 we submitted to the FDA an amended clinical protocol, which permits the enrollment of patients with no prior hospitalizations so long as the other study criteria are met. As of December 31, 2003, we have achieved over 75% enrollment.

        An independent third party designated by us performed an interim analysis of the BiDil trial clinical database in March 2003 in accordance with the protocol after 313 patients had completed the minimum of six months of patient follow-up. This interim analysis was incorporated into the study design, with the FDA's concurrence, to ascertain the appropriate number of patients to enroll and to perform an interim safety assessment. No significant treatment-related adverse drug reactions were observed. Based on the interim analysis, the independent third party calculated that the trial will need to enroll at least 900 patients to achieve statistical significance for the targeted primary clinical end points. The interim analysis also indicated that a 1,100 patient sample size would enhance the likelihood of generating statistically significant results. We believe that if we successfully complete enrollment in the trial by fall 2004, data from the study will be available by mid 2005. Pending successful FDA approval, we expect to launch BiDil in 2006.

Nitric Oxide's Role in Cellular Function and Disease

        In the 1980s, nitric oxide was identified as a significant molecule that regulates a wide range of important cellular functions. Robert R. Furchgott, a member of our scientific advisory board, and two others were awarded the 1998 Nobel Prize in Physiology and Medicine for this discovery.

        Recent research has also shown that nitric oxide also plays important biochemical and physiological roles in many diseases or medical conditions, including the following:

        Cardiovascular Disease.    The formation of nitric oxide in the cells that line the inner walls of blood vessels, referred to as the endothelium, has been found to play a crucial role in maintaining the dilation of the blood vessels, a process essential for the regulation of blood pressure. Nitric oxide produced by the endothelium also inhibits the clumping of platelets, which are cells in the blood that promote clotting, and the adhesion of platelets and white blood cells to the blood vessels' inner walls, thereby significantly reducing the obstruction of blood vessels that is associated with blood clots and stroke. Numerous other cardiovascular actions of nitric oxide have been reported, including maintaining sufficient blood flow to the heart muscle and regulation of the contraction of the heart muscle. Cardiovascular diseases associated with nitric oxide imbalance include atherosclerosis, high cholesterol levels, high blood pressure, pulmonary hypertension and heart failure.

        Gastrointestinal and Inflammatory Disease.    Nitric oxide is capable of influencing many of the biochemical and physiological reactions that are key to preventing or repairing injury to the gastrointestinal tract, such as stimulating mucus secretion from the mucus membrane lining the stomach and intestines and regulating the blood flow feeding the wall of the gastrointestinal tract and the mucus membrane. Nitric oxide can control inflammatory cell activation and is active on other chemical mediators in the inflammatory process. Gastrointestinal diseases in which nitric oxide may have been shown to have beneficial actions include NSAID-induced gastric injury, inflammatory bowel disease, and peptic ulcer.

        Central Nervous System Disorders.    Nitric oxide is also synthesized in nerve cells, or neurons, of the central nervous system, where it performs many physiological functions, including the formation of memory and the modulation of pain. Nitric oxide-based therapies for diseases such as epilepsy, stroke, neuroinflammatory disorders and trauma may be able to provide protection to neurons.

        Sexual Dysfunction.    In the peripheral nervous system, nitric oxide is now known to play a role in regulating some forms of vasodilation and certain gastrointestinal, respiratory and genito-urinary functions. For example, male penile erection is dependent upon nitric oxide-relaxation of genital smooth muscles, and drugs like Viagra enhance the nitric oxide-signaling pathway.

        Respiratory Disease.    Nitric oxide inhalation reduces pulmonary hypertension and improves oxygenation, the absorption of oxygen by the lungs. In inflammatory pulmonary diseases, such as asthma and chronic obstructive pulmonary disease, nitric oxide has been shown to promote airway dilation and reduce inflammation, thus reducing airway sensitivity to airborne irritants and allergens.

Corporate Collaborations

        As part of our strategy to accelerate our product development efforts, we have established collaborations with Merck Frosst Canada & Co., a Merck & Co., Inc. subsidiary, in the area of nitric oxide-enhancing COX-2 inhibitors for use in the treatment of various diseases, and Boston Scientific in the area of nitric oxide drug-coated stents to reduce restenosis. These collaborations are designed to provide us with capital and research, development and marketing capabilities. We intend to pursue other collaborations as appropriate. Since inception, all of our revenue has been derived from our collaborations with third parties. For the fiscal year ended December 31, 2003, our collaborations with Merck and Boston Scientific accounted for all of our $12.8 million of revenue.

Merck Agreement

        In December 2002, we entered into a research, collaboration and license agreement with Merck to jointly develop pharmaceutical products containing nitric oxide-enhancing COX-2 inhibitors. We are currently working with Merck to screen proprietary nitric oxide-enhancing COX-2 inhibitors in advance of clinical testing as analgesic and anti-inflammatory agents and in other specified disease areas. In late-2003, Merck advanced the first lead compound under the collaboration into phase I clinical trials. Under the terms of the agreement, we have granted Merck an exclusive worldwide, royalty-bearing license to develop, make and sell nitric oxide-enhancing COX-2 inhibitors for use in the treatment or prevention of various diseases, conditions or disorders.

        Merck paid an up-front license fee of $10.0 million under the agreement and has agreed to make research and development payments over the three-year term of the research program, of which $3.0 million was paid in 2003. In the event that specified research, development and commercialization milestones are achieved, Merck is obligated to make additional payments to us. In 2003, Merck made two payments, each of $5.0 million, for achieving the first two milestones. Merck has agreed to pay royalties to us on the sale by Merck, its affiliates or any sublicensees of any products resulting from the collaboration.

        The research program may be extended beyond its initial three-year term by the parties for additional one-year periods by written agreement. Merck has the right to terminate the agreement after the initial three year research term upon 90 days' advance written notice. Each party has the right to terminate the agreement in the event of an uncured, material breach by the other party, provided that in the event of a termination by Merck for a material breach by us, Merck must continue to pay any royalty amounts due under the agreement.

Boston Scientific Agreement

        In November 2001, we entered into a development and license agreement with Boston Scientific in the field of restenosis. We have granted Boston Scientific an exclusive worldwide license to develop and commercialize products for restenosis incorporating two nitric oxide-releasing compounds. We have also granted to Boston Scientific a right of first refusal to obtain an exclusive license under our nitric oxide technologies to commercialize products for restenosis, which right of first refusal is for a period of three years after the end of the research term. In December 2003, we entered into an extension to the agreement that continues the research and development collaboration through December 2005.

        Boston Scientific made an up-front license payment of $1.5 million to us in 2001 and made an additional payment of $3.0 million in December 2003 in connection with the extension of the research and development collaboration. In the event that specified research, development and commercialization milestones are achieved, Boston Scientific is obligated to make milestone payments to us. Boston Scientific also is obligated to pay royalties to us on the sale of any products resulting from the collaboration. Boston Scientific made a $3.5 million investment in our series F junior redeemable convertible preferred stock in 2001. In August 2003, in connection with a private placement, Boston Scientific made an additional $500,000 investment in our series E redeemable convertible preferred stock.

        Boston Scientific has the right to terminate our research program at any time upon 30 days' written notice. Boston Scientific may also terminate the agreement at any time upon 60 days' written notice in the event of an uncured material breach by us, in which event Boston Scientific may elect whether the licenses we have granted shall continue in effect. Unless earlier terminated, the agreement will remain in effect until the expiration of the obligation of Boston Scientific to pay royalties under the agreement. Boston Scientific also has a right of first refusal with respect to other nitric oxide-releasing compounds we may develop for delivery through the use of implantable medical devices or via specialty catheters.

Research and Development

        As of December 31, 2003, our research and development group consists of 36 employees, consisting of 16 biologists, 10 medicinal chemists, six persons engaged in clinical development and four persons engaged in patent and other research and development-related functions. Our research and development group is focusing on continuous improvement of our core technology; new materials and platforms; complementary products; and new initiatives aimed at leveraging our core technology in new market areas.

        During the years ended December 31, 2003, 2002 and 2001, we estimate that our total company-sponsored research and development expenses were $15.1 million, $14.7 million and $9.9 million, respectively, and that our collaborator-sponsored research and development expenses were $3.8 million, $1.4 million and $313,000, respectively.

Proprietary Rights and Licensing

        Our policy is to prosecute and enforce our patents and proprietary technology. We intend to continue to file United States and foreign patent applications to protect technology, inventions and improvements that are considered important to the development of our business. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

        As of December 31, 2003, we have 74 issued U.S. patents and 45 pending U.S. patent applications. We also have 23 issued patents and 133 pending patent applications in certain major industrial countries, including Canada, the major European market countries, Australia and Japan. Our issued U.S. and foreign patents expire on various dates between 2007 and 2024.

        BiDil.    We have two U.S. patents, expiring in 2007 and 2020, respectively, and one Canadian patent expiring in 2008, which relate to co-administration of the components of BiDil. The first U.S. patent and the Canadian patent cover methods for reducing mortality associated with chronic congestive heart failure. The second U.S. patent covers methods for reducing mortality associated with chronic congestive heart failure, for improving the quality of life, for improving oxygen consumption or improving exercise tolerance in black patients. In addition, we have filed three additional U.S. method-of-use patent applications and corresponding foreign patent applications that could provide additional patent protection for BiDil.

        Nitric Oxide-Enhancing COX-2 Inhibitors and Nitric Oxide-Enhancing NSAIDs for Inflammation.    We have one issued and six pending U.S. patent applications, which, if issued, will have expiration dates between 2020 and 2023 and which disclose and claim novel nitric oxide-enhancing COX-2 inhibitors. These applications also disclose kits and methods of use for the treatment of pain, inflammation and fever, gastrointestinal disorders, disorders resulting from elevated levels of COX-2 inhibitors, for reducing renal and respiratory toxicity, for facilitating wound healing and for improving the cardiovascular profile of COX-2 inhibitors. We have also filed additional foreign patent applications relating to this technology. We have three U.S. patents, expiring in 2015, two U.S. patents, expiring in 2018, and one patent application which, if issued, will expire in 2018, which cover different compositions of matter and methods of use for the treatment of pain, inflammation, fever and gastrointestinal disorders with novel nitric oxide-enhancing NSAIDs. One pending patent application, which, if issued, will expire in 2023, discloses specific composition of matter and methods of use for the treatment of pain, inflammation and gastrointestinal disorders of novel nitric oxide-enhancing NSAIDs.

We have filed additional patent applications worldwide and have been issued two Australian patents, both of which expire in 2016, and one allowed Canadian patent, which also expires in 2016.

        Nitric Oxide Stents.    We have five U.S. patents expiring on dates between 2013 and 2018 which cover the coating of medical devices with nitric oxide compounds, prevention of adverse effects associated with the use of a medical device, treatment of a damaged vessel or treatment of a damaged vascular surface in a patient by administration of a nitric oxide compounds. We have five pending U.S. patent applications which, if issued, will have expiration dates between 2021 and 2023 and which cover the composition of matter of specific nitric oxide donors or nitric oxide-linked compounds and their methods of use for the treatment of restenosis. We have filed additional patent applications worldwide, have been issued one Australian patent that expires in 2014 and have one allowed European patent which expires in 2014.

        Other Development Programs.    We also have a U.S. patent and a pending U.S. patent application, both of which expire in 2019, which disclose the methods of use of N-hydroxyguanidine compounds in the treatment of renal failure. We have also filed additional foreign patents applications covering this technology.

  License and Royalty Agreements

        Dr. Jay N. Cohn.    In January 1999, as amended in January 2001, we entered into a collaboration and license agreement with Dr. Jay N. Cohn. Under the agreement, Dr. Cohn licensed to us exclusive worldwide royalty-bearing rights to technology and inventions owned or controlled by Dr. Cohn and that relate to BiDil for the treatment of cardiovascular disease. We have agreed to make milestone payments to Dr. Cohn upon FDA approval and upon first commercial sale of products, if any, arising out of the agreement. The agreement imposes upon us an obligation to use reasonable best efforts to develop and, upon receipt of regulatory approval, manufacture, market and commercialize products based upon the licensed rights. If we fail to meet this obligation, Dr. Cohn has the right to terminate the agreement and the license granted to us under the agreement. Dr. Cohn also has the right to terminate the agreement if we materially breach the agreement and fail to remedy the breach within 30 days. We have the right to terminate the agreement at any time upon 30 days' prior written notice. Unless earlier terminated, the agreement continues in perpetuity. Pursuant to the agreement, Dr. Cohn was appointed to our scientific advisory board, entered into a consulting agreement with us and was granted an option to purchase 10,000 shares of our common stock.

        The Brigham and Women's Hospital.    In August 1992 and as amended in November 1996, we entered into a research and license agreement with The Brigham and Women's Hospital, Inc., or BWH. Under the agreement, we sponsored a research program at BWH for a period of approximately two years relating to the diagnostic, therapeutic and prophylactic use of nitric oxide and related compounds. Under the agreement, in exchange for our sponsored research funding, BWH granted us exclusive worldwide royalty-bearing rights to technology and inventions owned at the effective time of, or developed in the course of, the sponsored research program. We are applying the patents, patent applications and other intellectual property rights licensed to us by the BWH in our nitric oxide stent program. The agreement imposes on us due diligence obligations with respect to the research, development and commercialization of products based upon the licensed rights. If we fail to meet these obligations, then upon written notice the license will become non-exclusive. BWH has the right to terminate the agreement if we materially breach the agreement and fail to remedy the breach within 60 days.

        Boston University.    In June 1993, as amended in January 1999, we entered into a research and license agreement with the Trustees of Boston University, or BU. Under the agreement, we have agreed to sponsor a multi-year research program at BU in the area of nitric oxide-enhancing medicines for erectile dysfunction and ureteral relaxation. Under the agreement, in exchange for our sponsored research funding, BU has granted us exclusive worldwide royalty-bearing rights to technology and inventions owned by BU and/or for the principal investigator named in the research proposal at the effective time of, or developed in the course of, the sponsored research program. We have agreed to pay royalties to BU on all products sold or distributed by us or our affiliates which incorporate or utilize inventions, material or information specified in the agreement. The agreement imposes on us due diligence obligations with respect to the development and commercialization of products based upon the licensed rights. If we fail to meet these obligations, then upon notice by BU, the parties are required to enter into good faith negotiations, and if the parties cannot reach resolution, the license will become non-exclusive without the right to sublicense. BU has the right to terminate the agreement if we materially breach the agreement and fail to remedy the breach within 60 days. We may terminate funding of any sponsored research program on three months' prior written notice.

        FoxKiser.    In April 2001, we entered into an agreement with the law firm of FoxKiser LLC under which FoxKiser agreed to provide strategic counsel, including assistance in seeking FDA approval of BiDil. We and FoxKiser agreed that the fees owed by us to FoxKiser, including consulting services, would be deferred by us and would be paid in full within 45 days after the date on which we received written FDA approval, if any, for the first BiDil product. In further consideration for FoxKiser's services, we also agreed to pay FoxKiser a royalty on the sale of BiDil by us or a third party licensee. Our obligation to make royalty payments to FoxKiser on BiDil ends six months after the date of market introduction of an FDA-approved generic version of BiDil. The agreement continues in effect in perpetuity, unless either we or FoxKiser terminates the agreement in the event of a material breach by the other party that remains uncured for 60 days and unless renegotiation of the agreement is triggered by its terms in the event that we enter into a license or other business arrangement with a third party on terms that impose certain limitations on the royalties payable to us on sales of BiDil.

        Dr. John D. Folts.    In March 1995 and as amended in November 1996 and December 1998, we entered into an agreement with Dr. John D. Folts, a member of our scientific advisory board, pursuant to which Dr. Folts assigned to us his rights to any pending patent applications and issued patents relating to the use of nitric oxide adducts in exchange for a royalty on any products, methods or services sold or distributed by us or our licensees that are covered by the assigned patents. These patents cover technologies being used in our nitric oxide-coated stent development programs with Boston Scientific.

  Trademarks, Trade Secrets and Other Proprietary Information

        We also currently own the following U.S. trademarks:

  •
  BiDil®;

  •
  NitroMed®;

  •
  NitRx®; and

  •
  NitroMed "N" logo.

        In addition, we depend upon trade secrets, know-how and continuing technological advances to develop and maintain our competitive position. To maintain the confidentiality of trade secrets and proprietary information, we require our employees, scientific advisors, consultants and collaborators, upon commencement of a relationship with us, to execute confidentiality agreements and, in the case of parties other than our research and development collaborators, to agree to assign their inventions to us. These agreements are designed to protect our proprietary information and to grant us ownership of technologies that are developed in connection with their relationship with us. These agreements may not, however, provide protection for our trade secrets in the event of unauthorized disclosure of such information.

Manufacturing

        We have no manufacturing capabilities. We rely on third parties to manufacture bulk compounds and finished investigational medicines for research, development, preclinical and clinical trials. We currently engage Schwarz Pharma Manufacturing, Inc. for manufacture of small-scale batches of BiDil for clinical trials. Commercial quantities of BiDil and other drugs we seek to develop will have to be manufactured in facilities and by processes that comply with the FDA and other regulations. We plan to rely on third parties to manufacture commercial quantities of any products we successfully develop, including BiDil. We believe that there are several manufacturing sources available to us on commercially reasonable terms to meet our clinical and any commercial production requirements.

Marketing and Sales

        We currently have no marketing, sales or distribution capabilities. Where the geographic market is limited or where the prescriptions are written principally by a relatively small number of physicians, such as oncologists or cardiologists, we may elect to establish our own marketing organization and sales force to market and sell those products for which we obtain regulatory approval. For example, we plan to directly market BiDil, if approved, to those physicians who treat African Americans with heart failure. To this end, in the near term we intend to initiate development of those marketing and sales capabilities necessary to launch and commercialize BiDil, including beginning to build out a marketing department and planning for the hiring of a U.S. sales force, medical science liasons, and other professional services functions.

        We plan to seek third party support for those products that would benefit from the worldwide promotional support of, branding by, and the reach of, a large sales and marketing force. These products are typically those prescribed by the primary care physician. In these cases we will promote our products in collaboration with marketing partners or rely on relationships with one or more companies with established sales forces and distribution systems spread around the world. Our partnerships with Merck in nitric oxide-enhancing COX-2 inhibitors and Boston Scientific in coated stents are examples of areas in which we have sought partners.

Competition

        We and our corporate collaborators face intense competition from a wide range of pharmaceutical and life science companies, as well as academic and research institutions and government agencies. These competitors include organizations that are pursuing the same or similar technologies to those which constitute our technology platform and from organizations that are developing and commercializing pharmaceutical products that are competitive with our potential products.

        We believe that competition for our BiDil product and other nitric oxide-enhancing cardiovascular medicines that we and our corporate collaborators may develop will initially come from companies currently marketing and selling therapeutics to treat heart failure in the general population. These competitors include GlaxoSmithKline, plc, Merck & Co., Inc., Pfizer Inc. and AstraZeneca plc. We

expect that COX-2 inhibitors currently marketed by Pfizer Inc. and Novartis Pharma, AG will compete with our and our corporate collaborators' nitric oxide-enhancing COX-2 inhibitor products under development. In the field of stents, we believe that competition will come from Cordis Corporation, a Johnson & Johnson Company, Guidant Corporation and Medtronic, Inc.

        We also face competition from other companies that are active in or entering into the area of nitric oxide-based therapeutics. We are aware of four companies working in the area of nitric-oxide therapeutics:

  •
  GB Therapeutics, of Ontario, Canada, which we believe is in early stage preclinical development of nitrate medicines for Alzheimer's disease, Parkinson's disease and dementia;

  •
  NicOx S.A., a French company, which we believe is engaged in the research and development of nitric-oxide releasing derivatives of existing drug classes;

  •
  OxoN Medica, of California, which we believe is in preclinical development of drug targets for diseases resulting from dysfunction of the endothelial cells that line the inside of blood vessel walls; and

  •
  Vasopharm BIOTECH GmbH, of Germany, which we believe is focused on disease mechanisms involving nitric oxide signaling pathways within the vascular wall.

        We intend to compete with these companies on the basis of our intellectual property portfolio, the expertise of our scientific personnel and our nitric oxide technologies. Principal competitive factors in our industry include:

  •
  improved patient outcomes;

  •
  cost-effectiveness;

  •
  acceptance by physicians and other health care providers;

  •
  the quality and breadth of an organization's technology;

  •
  the skill of an organization's employees and its ability to recruit and retain skilled employees;

  •
  an organization's intellectual property protection;

  •
  development, sales and marketing capabilities; and

  •
  the availability of substantial capital resources to fund development and commercialization activities.

        Many of the companies competing against us have financial and other resources substantially greater than our own. In addition, many of our competitors have significantly greater experience in testing pharmaceutical and other therapeutic products, obtaining FDA and other regulatory approvals of products for use in health care, and marketing and selling those products. Accordingly, our competitors may succeed more rapidly than we will in obtaining FDA approval for products and achieving widespread market acceptance. If we obtain necessary regulatory approval and commence significant commercial sales of our products, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no experience.

Regulatory Matters

FDA Requirements for New Drug Compounds

        The research, testing, manufacture and marketing of drug products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, and

other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to a variety of administrative or judicially-imposed sanctions and/or the inability to obtain or maintain required approvals or to market approved drug products.

        The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include preclinical laboratory tests, animal tests and formulation studies, the submission to the FDA of a notice of claimed investigational exemption or an investigational new drug application, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon a manufacturer's activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

        Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal trials to assess the potential safety and efficacy of the product. The conduct of the preclinical tests and formulation of compounds for testing must comply with federal regulations and requirements. The results of preclinical testing are submitted to the FDA as part of an investigational new drug application.

        A 30-day waiting period after the filing of each investigational new drug application is required prior to the commencement of clinical testing in humans. If the FDA has not commented on or questioned the investigational new drug application within this 30-day period, clinical trials may begin. If the FDA has comments or questions, the questions must be answered to the satisfaction of the FDA before initial clinical testing can begin. In addition, the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the investigational new drug application process can result in substantial delay and expense.

        Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations and requirements, under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. subjects must be submitted to the FDA as part of the investigational new drug application. The study protocol and informed consent information for patients in clinical trials must be submitted to institutional review boards for approval.

        Clinical trials to support new drug applications for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves trials in a limited patient population, to determine dosage tolerance and optimum dosage, identify possible adverse effects and safety risks, and provide preliminary support for the efficacy of the drug in the indication being studied.

        If a compound demonstrates evidence of effectiveness and an acceptable safety profile in phase II evaluations, phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population, typically at geographically dispersed clinical trial sites. Phase I, phase II or phase III testing of any product candidates may not be completed successfully within any specified time period, if at all.

        After successful completion of the required clinical testing, generally a new drug application is prepared and submitted to the FDA. FDA approval of the new drug application is required before marketing of the product may begin in the United States. The new drug application must include the results of extensive clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a new drug application is substantial. Under Federal law, the submission of new drug applications are additionally subject to substantial application user fees, currently exceeding $500,000, and the manufacturer and/or sponsor under an approved new drug application are also subject to annual product and establishment user fees, currently exceeding $30,000 per product and $200,000 per establishment. These fees are typically increased annually.

        The FDA has 60 days from its receipt of a new drug application to determine whether the application will be accepted for filing based on the agency's threshold determination that the new drug application is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review of the new drug application. Under federal law, the FDA has agreed to certain performance goals in the review of new drug applications. Most such applications for non-priority drug products are reviewed within ten months. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee.

        If FDA evaluations of the new drug application and the manufacturing facilities are favorable, the FDA may issue an approval letter, or, in some cases, an approvable letter followed by an approval letter. An approvable letter generally contains a statement of specific conditions that must be met in order to secure final approval of the new drug application. If and when those conditions have been met to the FDA's satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of new drug application approval, the FDA may require post approval testing and surveillance to monitor the drug's safety or efficacy and may impose other conditions, including labeling restrictions which can materially impact the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

        Once the new drug application is approved, a product will be subject to certain post-approval requirements, including requirements for adverse event reporting and submission of periodic reports. Additionally, the FDA also strictly regulates the promotional claims that may be made about prescription drug products. In particular, the FDA requires substantiation of any claims of superiority of one product over another including, in many cases, requirements that such claims be proven by adequate and well controlled head-to-head clinical trials. To the extent that market acceptance of our products may depend on their superiority over existing therapies, any restriction on our ability to advertise or otherwise promote claims of superiority, or requirements to conduct additional expensive clinical trials to provide proof of such claims, could negatively effect the sales of our products and/or our costs.

        If the FDA's evaluation of the new drug application submission or manufacturing facilities is not favorable, the FDA may refuse to approve the new drug application or issue a not approvable letter.

The not approvable letter outlines the deficiencies in the submission and often requires additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. With limited exceptions, FDA may withhold approval of a new drug application regardless of prior advice it may have provided or commitments it may have made to the sponsor.

        Once a new drug application is approved, the product covered thereby becomes a "listed drug" which can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application. An abbreviated new drug application provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. There is no requirement, other than the requirement for bioequivalence testing, for an abbreviated new drug application applicant to conduct or submit results of pre-clinical or clinical tests to prove the safety or effectiveness of its drug product. Drugs approved in this way are commonly referred to as "generic equivalents" to the listed drug, are listed as such by the FDA, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

        Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials conducted by or for the sponsor, during which such three year period FDA cannot grant effective approval of an abbreviated new drug application based on that listed drug. Federal law also provides a period of five years following approval of a drug containing no previously approved active ingredients, during which abbreviated new drug applications for generic versions of those drugs cannot be submitted unless the submission accompanies a challenge to a listed patent, in which case the submission may be made four years following the original product approval. Additionally, in the event that the sponsor of the listed drug has properly informed FDA of patents covering its listed drug, applicants submitting an abbreviated new drug application referencing that drug are required to certify whether they intend to market their generic products prior to expiration of those patents. If an abbreviated new drug application applicant certifies that it believes one or more listed patents are invalid or not infringed, it is required to provide notice of its filing to the new drug application sponsor and the patent holder. If the patent holder then initiates a suit for patent infringement against the abbreviated new drug application sponsor within 45 days of receipt of the notice, FDA cannot grant effective approval of the abbreviated new drug application until either 30 months has passed or there has been a court decision holding that the patents in question are invalid or not infringed. If the abbreviated new drug application applicant certifies that it does not intend to market its generic product before some or all listed patents on the listed drug expire, then FDA cannot grant effective approval of the abbreviated new drug application until those patents expire. The first abbreviated new drug applicant(s) submitting substantially complete applications certifying that listed patents for a particular product are invalid or not infringed may qualify for a period of 180 days after a court decision of invalidity or non-infringement or after its begins marketing its product, whichever occurs first, during which subsequently submitted abbreviated new drug applications cannot be granted effective approval.

        From time to time, including presently, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, or what the impact of such changes, if any, may be.

FDA Requirements for Medical Devices

        Drugs that are incorporated into medical devices, such as drug-coated stents, are potentially subject to regulatory requirements applicable to medical devices as well as those applicable to drugs. For review purposes, applications for approval of drug-coated stents have been assigned by FDA primarily to the FDA Center for Devices and Radiological Health, which consults with the FDA Center for Drug Evaluation and Research on issues relating to the drug component of the product. The FDA has recently established an Office of Combination Products within the office of the FDA Commissioner and has published revised regulations implementing statutory requirements directed at ensuring prompt and consistent regulation of drug/device combination products. However, because of the limited experience with combination product review, the manner in which it may be modified and applied in the future to similar or different types of products is unpredictable. This uncertainty, and the complexity inherent in the testing and review of combination drug/device products, may lead to significant delays and additional costs in the process of developing and seeking approval to market such products.

        Medical devices are regulated by the FDA according to their classification. The FDA classifies a medical device into one of three categories based on the device's risk and what is known about the device. The three categories are as follows:

        Class I devices are generally lower risk products for which sufficient information exists establishing that general regulatory controls provide reasonable assurance of safety and effectiveness. Most class I devices are exempt from the requirement for premarket notification under section 510(k) of the Federal Food, Drug, and Cosmetic Act. FDA clearance of a premarket notification is necessary prior to marketing a non-exempt class I device in the United States.

        Class II devices are devices for which general regulatory controls are insufficient to provide reasonable assurance of safety and effectiveness and for which there is sufficient information to establish special controls, such as guidance documents or performance standards, to provide a reasonable assurance of safety and effectiveness. Clearance of 510(k) notification is necessary prior to marketing a non-exempt class II device in the United States.

        Class III devices are devices for which there is insufficient information demonstrating that general and special controls will provide a reasonable assurance of safety and effectiveness. Typical class III devices are life-sustaining, life-supporting or implantable devices, or devices posing substantial risk. Unless a device is a preamendments device that is not subject to a regulation requiring a premarket approval application, the FDA generally must approve a premarket approval application prior to the marketing of a class III device in the United States. Under current law and regulations, we expect that drug-coated stents will be treated as class III devices, to the extent that they are regulated as devices, and that approval of a device premarket approval application will be required to obtain authorization to market such products.

        The premarket approval application process is expensive and uncertain and includes the imposition at the time of submission of significant device user fees. A premarket approval application must be supported by valid scientific evidence, which typically includes extensive data, including preclinical data and clinical data from well-controlled or partially controlled clinical trials, to demonstrate the safety and effectiveness of the device. Product and manufacturing and controls specifications and information must also be provided. The FDA may refuse to accept a premarket approval application for filing and often will require additional clinical trial data or other information before approval. Obtaining approval can take several years and approval may be conditioned on, among other things, the conduct of postmarket clinical studies or surveillance. Reduced device user fees also apply to most premarket approval supplements. Any subsequent change to an approved device that affects the safety or effectiveness of the device will require approval of a supplemental premarket approval application. We cannot be sure that approval of a premarket approval application or premarket approval application supplement will be granted on a timely basis, if at all, or that the FDA's approval process will not involve costs and delays that will adversely affect our ability to commercialize our products. In the case of a combination drug/device product such as a drug-coated stent, the need for consultation with drug reviewers and the potential application of drug standards as well as device standards to different aspects of the product, its manufacturing process, and the associated FDA review processes may significantly increase the complexity, costs and potential delays involved in obtaining marketing approval.

        Whether or not a product is required to be approved before marketing, we must comply with strict FDA requirements applicable to devices, including quality system requirements pertaining to all aspects of our product design and manufacturing process, such as requirements for packaging, labeling, record keeping, including complaint files, and corrective and preventive action related to product or process deficiencies. The FDA enforces its quality system requirements through periodic inspections of medical device manufacturing facilities. In addition, medical device reports must be submitted to the FDA to report device-related deaths or serious injuries, and malfunctions the recurrence of which would likely cause serious injury or death. Medical device reports can result in agency action such as inspection, recalls, and patient/physician notifications, and are often the basis for agency enforcement actions. Because the reports are publicly available, they can also become the basis for private tort suits, including class actions and unfavorable publicity.

        As with drugs, the promotion of medical devices is regulated by the FDA and violations of FDA policies and regulations with respect to promotional activities may result in significant administrative and court sanctions.

Foreign Regulation of New Drug Compounds and Medical Devices

        Approval of a product by comparable regulatory authorities may be necessary in foreign countries prior to the commencement of marketing of the product in those countries, whether or not FDA approval has been obtained. The approval procedure varies among countries and can involve requirements for additional testing. The time required may differ from that required for FDA approval. Although there are some procedures for unified filings for some European countries with the sponsorship of the country which first granted marketing approval, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed.

        In Europe, marketing authorizations may be submitted at a centralized, a decentralized or a national level. The centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization which is valid in all European Union member states. As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products which are not subject to the centralized procedure. We will choose the appropriate route of European regulatory filing to accomplish the most rapid regulatory approvals. However, our chosen regulatory strategy may not secure regulatory approvals on a timely basis or at all.

Hazardous Materials

        Our research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We do not expect the cost of complying with these laws and regulations to be material.

Factors That May Affect Future Results

        You should carefully consider the following risk factors, in addition to other information included in this annual report, in evaluating NitroMed and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected.

Risks Relating to our Business

Because we have a history of losses and our future profitability is uncertain, our common stock is a highly speculative investment.

        We have experienced significant operating losses since our inception in 1992. For the year ended December 31, 2003, we had a net loss of $8.8 million. As of December 31, 2003, we had an accumulated deficit of approximately $106.8 million. We expect that we will continue to incur substantial losses and that our cumulative losses will increase as our research, development and commercialization efforts expand. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. To date, we have not recorded any revenue from the sale of products and we will not be able to do so unless and until one of our products completes clinical trials and receives regulatory approval. BiDil is our only product candidate that has advanced into clinical trials and we do not anticipate receiving revenues from BiDil until at least 2006, if ever. All of our other product candidates are in research or pre-clinical development, will require significant additional testing prior to submission of any regulatory applications and, as such, are not expected to be commercially available for many years, if at all.

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

        We have used and will continue to require substantial funds to conduct research and development, including preclinical testing and clinical trials of our potential products, and to manufacture and market any products that are approved for commercial sale. For example, we estimate that the total direct cost to complete our BiDil clinical trial will be at least $39.0 million and that we will incur significant additional expenditures to conduct pre-clinical testing and any clinical trials of our nitric oxide-enhancing COX-2 inhibitors, nitric-oxide stents and other early-stage development programs. Because their successful development is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development. We believe that our existing cash and investment securities will be sufficient to support our current operating plan for at least 24 months from the date of this report.

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

        The FDA deemed the original new drug application filed by Medco Research seeking approval for use of BiDil in the general heart failure population, non-approvable because the data did not show a statistically significant benefit in that population. In 2001, the FDA issued us a letter stating that, in addition to the data in African American heart failure patients already submitted to the agency, a clearly positive trial in African Americans with heart failure would, together with the satisfaction of other conditions, including its approval of our manufacturing process and marketing materials, provide a basis for approval of BiDil. This letter from the FDA was not an "approvable" letter, which would generally be issued by the FDA if an application is deemed to substantially meet the FDA's requirements and the FDA believes that the application can be approved if specific additional information is submitted or specific conditions are agreed to by the applicant. Because the letter we receive is not an "approvable" letter, the FDA retains broad discretion in determining whether to ultimately approve BiDil.

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

        We are relying on Merck to fund the development of and to commercialize products based upon our nitric oxide-enhancing COX-2 inhibitor technologies, and we are relying on Boston Scientific to fund the development of and to commercialize nitric oxide-enhancing stents using our technology to treat the re-closure of arteries, or restenosis, following balloon angioplasty, a treatment to widen blocked arteries. All of our $12.8 million of revenues for 2003 were derived from licensing, research and development and milestone payments paid to us by Merck and Boston Scientific. Our agreements with Merck and Boston Scientific, which provide research and development funding for certain of our lead programs, generally are terminable upon short notice by the collaborator and additional payments due to us under the collaboration agreements are generally based on the achievement of specific development and commercialization milestones that may not be met. These collaborations also entitle us to royalty payments that are based on the sales of products developed and marketed through the collaboration. These future royalty payments may not materialize or be less than expected if the related products are not successfully developed or marketed, or if we or our collaborators are forced to license intellectual property from third parties. Accordingly, we cannot predict with certainty when, if ever, either of these collaborations will continue to generate revenues for us. The loss of either of these large collaborations would likely significantly decrease our near term revenues and future prospects. We intend to enter into collaborative agreements with other parties in the future relating to other product candidates and we are likely to have similar risks with regard to any such future collaborations.

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

        As of December 31, 2003, our directors, executive officers and principal stockholders, together with their affiliates, beneficially own, in the aggregate, approximately 64% of our outstanding common stock. As a result, these stockholders, if acting together, will have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

ITEM 2. PROPERTIES

        We lease a facility that contains approximately 40,000 square feet of laboratory and office space in Bedford, Massachusetts. The lease has a term ending in September 2004. On January 30, 2004 we entered into a lease for approximately 52,000 square feet of laboratory and office space at 125 Spring Street, Lexington, Massachusetts. The lease is for a term of ten years with options that permit renewals for additional 5 year periods. We expect to move our principal offices and laboratories to the Lexington, Massachusetts facility in the third quarter of 2004.

ITEM 3. LEGAL PROCEEDINGS

        We are currently not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The information set forth under Item 5 (Other Information) of Part II of our Quarterly Report on Form 10-Q for the period ended September 30, 2003 (file no. 000-50439) is incorporated herein by reference.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        (a)    Market Price of and Dividends on NitroMed's Common Stock and Related Stockholder Matters.

        Our common stock began trading on the Nasdaq National Market under the symbol "NTMD" on November 6, 2003. The following table sets forth, for the period indicated, the high and low sales closing prices of our common stock on the Nasdaq National Market.

Year ended December 31, 2003	High	Low
Fourth Quarter (from November 6 to December 31)	$11.55	$6.90

        On March 19, 2004, the closing price per share of our common stock was $8.34, as reported on the Nasdaq National Market, and we had approximately 44 stockholders of record.

        We have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors.

  (b)    Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities

  Recent Sales of Unregistered Securities

        During the quarterly period ended December 31, 2003, we issued and sold an aggregate of 162,790 shares of our common stock to employees, consultants and directors pursuant to exercises of options under our 1993 Stock Incentive Plan at a weighted-average exercise price of $0.57 per share. The securities issued in the foregoing transaction were offered and sold in reliance on exemptions from registration set forth in Sections 3(b) and 4(2) of the Securities Act or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or an exemption from registration under Rule 701 promulgated under the Securities Act. No underwriters or placement agents were involved in the foregoing issuances and sales.

  Use of Proceeds from Registered Securities

        On November 10, 2003, we completed an initial public offering of 6,000,000 shares of our common stock at a price to the public of $11.00 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-108104), which was declared effective by the Securities and Exchange Commission on November 5, 2003. Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Pacific Growth Equities were the managing underwriters of the initial public offering. The offering commenced on November 5, 2003 and did not terminate until after the sale of all of the securities registered in the Registration Statement. As part of the initial public offering, we granted these underwriters an over-allotment option to purchase up to an additional 900,000 shares of our common stock from us. The underwriters did not exercise the over-allotment option. There were no selling stockholders in the offering.

        The aggregate price of the offering amount registered on our behalf was $66.0 million. In connection with the offering, we paid approximately $4.6 million in underwriting discounts and commissions to the underwriters and incurred an estimated $1.3 million in other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $60.1 million. As of December 31, 2003, we had approximately $60.1 million of proceeds remaining from the offering, and pending use of the proceeds, we have invested these funds in short-term, interest-bearing, investment-grade securities.

ITEM 6. SELECTED FINANCIAL DATA

        You should read carefully the financial statements included in this report, including the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data in this section are not intended to replace the financial statements.

        We derived the statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 from our audited financial statements, which are included elsewhere in this report. We derived the statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 from our audited financial statements which are not included herein. Historical results are not necessarily indicative of future results. See the notes to the financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per common share.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$12,775	$750	$250	$2,125	$2,658
Operating expenses:
Research and development	18,907	16,133	10,214	8,043	8,748
General and administrative	3,114	2,531	2,362	2,048	2,461

Total costs and expenses	22,021	18,664	12,576	10,091	11,209

Loss from operations	(9,246)	(17,914)	(12,326)	(7,966)	(8,551)
Other income, net	477	572	697	535	594

Net loss	(8,769)	(17,342)	(11,629)	(7,431)	(7,957)
Deemed dividends related to beneficial conversion features of redeemable convertible preferred stock	(19,357)	—	—	—	—
Accretion of dividends and redemption value	(2,794)	(2,697)	(1,662)	(157)	(101)

Net loss attributable to common stockholders	$(30,920)	$(20,039)	$(13,291)	$(7,588)	$(8,058)

Net loss per common share:
Basic and diluted	$(6.95)	$(20.66)	$(17.91)	$(14.05)	$(15.86)
Weighted average basic and diluted common shares outstanding	4,447	970	742	540	508
	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$97,088	$11,843	$28,331	$4,559	$11,878
Working capital	87,938	15,838	25,401	2,266	9,750
Total assets	99,170	22,492	29,809	5,507	13,232
Long-term debt	—	22	64	353	889
Redeemable convertible preferred stock	—	82,884	80,187	44,277	44,120
Accumulated deficit	(106,846)	(75,926)	(55,887)	(42,596)	(35,008)
Total stockholders' equity (deficit)	$81,799	$(73,353)	$(54,275)	$(41,493)	$(34,030)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are an emerging pharmaceutical company that discovers, develops and seeks to commercialize proprietary pharmaceuticals. We have devoted substantially all of our efforts towards the research and development of our product candidates. Since our inception, we have had no revenue from product sales and have funded our operations through the sale of equity securities, debt financings, license fees, research and development funding and milestone payments from our collaborative partners. We have never been profitable and have incurred an accumulated deficit of $106.8 million as of December 31, 2003.

        We expect to incur significant operating losses for the next several years. Research, development and commercialization expenses relating to our product candidates and to enhancing our core technologies will continue to increase in the near term and may vary significantly from our current estimates. In particular, we expect to incur increased costs as we complete our phase III confirmatory trial of BiDil and seek regulatory approval for BiDil. General and administrative costs will increase as we prepare for the planned commercialization of BiDil and as we begin operating as a public company. We expect to incur operating expenses in a range of approximately $28.0 million to $33.0 million for the fiscal year ended December 31, 2004. We will need to generate significant revenues to achieve profitability. We do not expect to achieve profitability until at least 2008 and may not achieve profitability until after that date, if at all.

Financial Operations Overview

        Revenue.    We have not generated any revenue from product sales since our inception and do not expect to generate any revenue from the sale of products until at least 2006. All of our revenue to date has been derived from license fees, research and development payments and milestone payments we received from our corporate collaborators. We expect to generate revenue from our corporate collaborators in a range of approximately $8.0 million to $10.0 million for the fiscal year ended December 31, 2004. In future years, we will seek to generate revenue from a combination of product sales, up-front fees and milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development, milestone and other payments received under our collaborative or strategic relationships and related continuing obligations, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

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

  •
  BiDil.  We started enrolling patients in our phase III confirmatory clinical trial for BiDil in May 2001. The trial is being conducted at approximately 160 sites in the U.S. and is over 75% enrolled. We expect to complete this study in mid 2005. We expect to incur significant additional expenditures for BiDil as we complete our clinical trial, apply for regulatory approval, expand our operations and bring BiDil to market. For example, as new clinical sites are initiated and additional patients are enrolled in the trial, we anticipate incurring increased costs from the use of professional service firms supporting the trial. We also anticipate incurring increased costs related to hiring of additional clinical personnel associated with preparations to launch BiDil. We estimate that the total direct cost for this trial will be at least $39.0 million. However, the actual total cost of the clinical trial and our ability to complete this trial in the time period we expect, if at all, is dependent on a number of uncertainties, including our ability to enroll patients at the rate that we expect, potential unanticipated trial delays and other uncertainties relating to the regulatory approval process. We do not anticipate receiving revenue from BiDil until at least 2006, if ever. Our failure to commercialize BiDil on a timely basis would have a material adverse effect on our business, financial condition and results of operations.

  •
  Nitric Oxide-Enhancing COX-2 Inhibitors.  We are currently working with Merck Frosst Canada & Co., a wholly-owned subsidiary of Merck & Co., to screen proprietary nitric oxide-enhanced COX-2 inhibitors in advance of clinical testing as analgesic and anti-inflammatory agents and in other specified disease areas. In late 2003, Merck advanced the first of these compounds into phase I clinical trials. These agents are intended to be second-generation COX-2 inhibitors. We expect that additional expenditures will be required to conduct pre-clinical testing and, to apply for and conduct clinical trials. Because these agents are in pre-clinical or early clinical development, their successful development is highly uncertain. As such, we are unable to estimate the cost to complete the research and development phase nor are we able to estimate the timing of bringing potential products to market and, therefore, when material cash inflows from milestones and royalties could commence. Our failure to commercialize these products under development on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

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

        As a result of the completion of our initial public offering on November 10, 2003, we anticipate increases in general and administrative expense for investor relations and other activities associated with operating as a publicly-traded company. These increases will also likely include the hiring of additional personnel. We intend to continue to incur increased internal and external business development costs to support our various product development efforts, which can vary from period to period. We do not anticipate incurring significant costs to support the expected commercial introduction of BiDil until the second half of 2004.

        Other Income, Net.    Other income includes interest earned on our cash, cash equivalents and marketable securities, as well as rental income from a sublease of a portion of our facilities. Other income is net of interest expense.

        Merck Collaboration.    In December 2002, we entered into an exclusive, worldwide research, collaboration and licensing agreement that granted Merck marketing and sales rights for nitric oxide-enhancing COX-2 inhibitors. The research portion of the agreement is for three years and can be extended by mutual agreement. In 2003, we have received an upfront non-refundable license payment of $10.0 million and two payments, each of $5.0 million, for achieving the first two milestones. The license fee revenue and the revenue from the first $5.0 million milestone payment are being recognized over the remaining life of the research and development program, which ends December 31, 2005. The revenue from the second $5.0 million payment has been recognized in the fourth quarter of 2003, the period in which Merck achieved the milestone. We received $3.0 million in research and development fees from Merck during 2003, all of which has been recognized as revenue for the year ended December 31, 2003. We expect to receive additional research and development funding through 2005 and milestone payments upon the successful achievement of specified research objectives and royalties on any product sales.

        Boston Scientific Collaboration.    In November 2001, we entered into a development and license agreement with Boston Scientific to develop stents coated with nitric oxide-releasing compounds. We have granted Boston Scientific an exclusive worldwide license to develop and commercialize products for restenosis incorporating two nitric oxide-releasing compounds. In consideration of this license, Boston Scientific made an upfront non-refundable license payment of $1.5 million, which is being recognized over the estimated time period of our contractual obligation to provide research and development services. In the event that specified research, development and commercialization milestones are achieved, Boston Scientific is obligated to make milestone payments to us. Boston Scientific is also obligated to pay royalties to us on the sale of any products resulting from the collaboration. In December 2003, we entered into an extension to the agreement that continues the research and development collaboration through December 2005 and we received an additional $3.0 million. Boston Scientific made a $3.5 million investment in our series F junior redeemable convertible preferred stock in 2001 and made an additional $500,000 investment in our series E redeemable convertible preferred stock in August 2003.

Results of Operations

Years Ended December 31, 2003, 2002 and 2001

        Revenue.    Revenue for the year ended December 31, 2003 was $12.8 million, compared to $750,000 in 2002 and $250,000 in 2001. The $12.0 million, or 1603% increase in revenue in 2003 compared to 2002 is attributable to our collaboration agreement with Merck, which we entered into in December 2002. During 2003 we received $15.0 million of payments from Merck that have been deferred and are being recognized as revenue ratably over the contractual research and development term. In addition we recognized revenue for a $5.0 million milestone when Merck advanced a lead nitric-oxide enhancing COX-2 inhibitor into human testing and $3.0 million of research and development funding. The $500,000, or 200% increase in revenue in 2002 compared to 2001 was attributable to our research agreement with Boston Scientific, which we entered into in November 2001.

        Research and Development.    Research and development expense for the year ended December 31, 2003 was $18.9 million, compared to $16.1 million in 2002 and $10.2 million in 2001. The $2.8 million, or 17% increase in research and development expenses in 2003 compared with 2002, is primarily the result of an additional $1.2 million of expenses associated with the BiDil trial, reflecting the addition of new sites and additional patients and an additional $1.1 million of compensation-related expenses due to additional headcount and non-cash stock-based compensation related expenses. The $5.9 million, or 58% increase in research and development expenses in 2002 compared with 2001, principally resulted from an increase of $4.7 million of expenses associated with the BiDil trial, reflecting the addition of new sites and additional patients. Additionally, contract research and supplies associated with our other programs were $290,000 higher in 2002, and 2001 expenses reflected a reversal of a $533,000 accrual due to a change in our estimate of our liability associated with an unanticipated early termination of a research program.

        The following table summarizes the primary components of our research and development expense for our principal research and development programs for the fiscal years ended December 31, 2003, 2002 and 2001.

	December 31,
Research and Development Program
	2003	2002	2001
BiDil	$11,751,000	$10,531,000	$4,709,000
Nitric oxide-enhancing COX-2 inhibitors	2,358,000	2,372,000	2,248,000
Nitric oxide stents	1,447,000	1,401,000	1,042,000
Other	3,351,000	1,829,000	2,215,000

Total research and development expense	$18,907,000	$16,133,000	$10,214,000

        General and Administrative.    General and administrative expense for the year ended December 31, 2003 was $3.1 million, compared to $2.5 million in 2002 and $2.4 million in 2001. The $583,000, or 23% increase in general and administrative expenses in 2003 compared to 2002 was primarily due to the fact that during the year ended December 31, 2003, we incurred additional costs in connection with evaluating and developing plans to commercialize BiDil of $479,000 and public company reporting related costs of $148,000. The $169,000, or 7% increase in general and administrative expenses in 2002 compared to 2001 was due to higher stock compensation expense in 2002, primarily due to a $392,000 charge associated with a loan to an officer for the purchase of our common stock, and increased personnel costs of $160,000 offset by a decrease in market research costs of $231,000.

        Other Income, Net.    Other income, net decreased to $477,000 in 2003 compared to $572,000 in 2002 and $697,000 in 2001. The $95,000, or 17% decrease in other income, net in 2003 compared to 2002 was primarily related to lower rental income due to our sublease agreement ending at our current facility. The decrease in interest income in 2002 compared to 2001 was primarily due to reduced yields on investments resulting from lower average interest rates and lower average fund balances available for investment. Interest expense declined in 2002 compared with 2001 due to the reduction of outstanding debt.

Liquidity and Capital Resources

        We have financed our operations since inception through the sale of equity, debt and payments from collaborative partners for licenses, research and development and achievement of milestones. As of December 31, 2003, we have received net proceeds of $159.2 million from the issuance of equity securities, primarily as the result of the sale of $99.1 of our redeemable convertible preferred stock and net proceeds of $60.1 million from our initial public offering in November 2003, which is described below. At December 31, 2003, we had $97.1 million in cash, cash equivalents and marketable securities.

        In November 2003, we closed our initial public offering of our common stock at a price to the public of $11.00 per share. We sold 6,000,000 shares of our common stock resulting in gross proceeds of $66.0 million. In connection with the offering, we paid approximately $4.6 million in underwriting discounts and commissions to underwriters and incurred $1.3 million in other offering expenses. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $60.1 million.

        In August 2003, we sold 2,776,347 shares of our series E redeemable convertible preferred stock for net proceeds of $19.9 million to existing preferred stockholders. These shares contained a beneficial conversion feature based on the fair value of our common stock at the date of such sale compared to the series E redeemable convertible preferred stock share price. The total value of the beneficial conversion feature of approximately $8.3 million was recognized as a dividend in the three month period ended September 30, 2003. In addition, the Company recognized a dividend of approximately $11.0 million in the three month period ended December 31, 2003 as a result of an increase to the conversion ratio of the series E redeemable convertible preferred stock in connection with our initial public offering in November 2003.

        During the year ended December 31, 2003, operating activities provided cash of $5.8 million driven by the receipt of $23.6 million from Merck for the license fee, research and develop funding and two milestone payments, the receipt of $3.0 million from Boston Scientific for the extension of our development and license agreement and adjustments for non-cash charges for stock-based compensation and depreciation and amortization of $1.2 million, offset by a net loss of $8.8 million and an increase in prepaid and other assets of $1.0 million.

        During the year ended December 31, 2003, investing activities used cash of $23.4 million due to the purchase of marketable securities of $22.8 million and purchases of computer and lab equipment of $655,000. We expect to invest approximately $2.0 to $4.0 million for capital expenditures in 2004, principally related to the purchase of laboratory equipment and build-out related cost for our new facility.

        During the year ended December 31, 2003, financing activities provided cash of $80.1 million primarily as a result of the sale of series E shares for net proceeds of $19.9 million and the sale of common stock in our initial public offering for net proceeds of $60.1 million.

        The following table summarizes our contractual obligations at December 31, 2003 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Payments Due by Period

Contractual Obligations	Total	Less than one year	1-3 years	4-5 years	More than five years
Short and long-term debt	$22,000	$22,000	—	—	—
Operating lease obligations(1)	15,814,000	924,000	$2,561,000	$3,010,000	$9,319,000

Total contractual cash obligations	$15,836,000	$946,000	$2,561,000	$3,010,000	$9,319,000

(1)
On January 30, 2004, we entered into a lease for approximately 52,000 square feet of laboratory and office space at 125 Spring Street, Lexington, Massachusetts. The rent obligation for the building is expected to commence thirty days from the earlier of (a) July 8, 2004 or (b) the date on which we commence occupancy of the building. The lease is for a term of ten years with options that permit renewals for additional 5 year periods. The expected minimum rental obligations are included in the table.

        Based on our operating plans, we expect to have cash and marketable securities in a range of $66.0 million to $76.0 million at December 31, 2004. We believe that our existing cash, cash equivalents and marketable securities, and cash we expect to receive under our collaborations with Merck and Boston Scientific, will be sufficient to fund our planned operations, including increases in spending for our BiDil clinical program, for at least 24 months from the date of this report. However, we may require significant additional funds earlier than we currently expect to conduct the clinical trial and to obtain regulatory approvals necessary to launch BiDil, and to develop our other product candidates.

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

        Revenue.    We record revenue on an accrual basis as it is earned and when amounts are considered collectible. Revenues received in advance of performance obligations or in cases where we have a continuing obligation to perform services, are deferred and recognized over the contractual or estimated performance period. Revenues from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. When we are required to defer revenue, the period over which such revenue should be recognized is subject to estimates by management and may change over the course of the collaborative agreement.

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

        Stock-Based Compensation.    We have elected to follow Accounting Principle Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value method provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" or FAS 123. In 2003 and 2002, certain grants of stock options were made at exercise prices less than the fair value of our common stock and, as a result, we recorded deferred stock compensation expense. In the notes to our financial statements, we provide pro forma disclosures in accordance with FAS 123. We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with FAS 123 and the Emerging Issues Task Force, or EITF, Issue 96-18, "Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

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

        Prior to our initial public offering the fair value of our common stock was determined by our board of directors contemporaneously with the grant. In the absence of a public trading market for our common stock, our board of directors considered numerous objective and subjective factors in determining the fair value of our common stock. At the time of option grants and other stock issuances, our board of directors considered the liquidation preferences, dividend rights, voting control and anti-dilution protection attributable to our then-outstanding redeemable convertible preferred stock, the status of private and public financial markets, valuations of comparable private and public companies, the likelihood of achieving a liquidity event such as an initial public offering, our existing financial resources, our anticipated continuing operating losses and increased spending levels required to complete our clinical trials, dilution to common stockholders from anticipated future financings and a general assessment of future business risks.

Recently Issued Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. This Interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) we will be the primary beneficiary of an existing VIE that will require consolidation or, (2) we will hold a significant variable interest in, or have significant involvement with, an existing VIE. We are currently in the process of completing our review of the requirements of FIN 46. However, we have not yet identified any entities that require disclosure or entities that would require consolidation under FIN 46 that had not previously been consolidated as a result of FIN 46.

        In November 2003, during discussion on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the EITF reached a consensus which requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 and SFAS 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus on quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003 and comparative information for earlier periods presented is not required. We currently do not have any impaired investments and thus the adoption of this consensus did not have a material impact on our financial statements.

        In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition, ("SAB 104") which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements and to rescind the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("FAQ") issued with SAB 101. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have a material impact on our revenue recognition policies.

Inflation

        We believe the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of two years or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2003, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
NitroMed, Inc.

        We have audited the accompanying balance sheets of NitroMed, Inc. as of December 31, 2003 and 2002, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NitroMed, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 19, 2004

NITROMED, INC.

BALANCE SHEETS

(in thousands, except par value amounts)

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$67,614	$5,160
Marketable securities	29,474	6,683
Accounts receivable	—	10,000
Prepaid expenses and other current assets	1,296	267

Total current assets	98,384	22,110
Property and equipment, net	686	282
Other assets	100	100

Total assets	$99,170	$22,492

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes payable	$22	$42
Accounts payable	832	695
Accrued expenses	2,067	1,577
Deferred revenue	7,525	3,958

Total current liabilities	10,446	6,272
Deferred revenue, long term	6,925	6,667
Notes payable, less current portion	—	22

Total liabilities	17,371	12,961
Commitments and contingencies
Redeemable convertible preferred stock, $.01 par value; no shares authorized, issued or outstanding at December 31, 2003; 31,912 shares authorized at December 31, 2002; 30,770 shares issued and outstanding at December 31, 2002	—	82,884
Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares authorized, issued or outstanding at December 31, 2003	—	—
Common stock, $.01 par value; authorized 65,000 and 18,077 shares at December 31, 2003 and 2002, respectively; issued and outstanding 25,601 shares and 985 shares as of December 31, 2003 and 2002, respectively	256	10
Additional paid-in capital	191,604	3,090
Deferred stock compensation	(3,240)	(527)
Accumulated deficit	(106,846)	(75,926)
Accumulated other comprehensive income	25	—

Total stockholders' equity (deficit)	81,799	(73,353)

Total liabilities and stockholders' equity (deficit)	$99,170	$22,492

The accompanying notes are an integral part of the consolidated financial statements.

NITROMED, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Research and development revenues	$12,775	$750	$250
Expenses:
Research and development	18,907	16,133	10,214
General and administrative	3,114	2,531	2,362

Total expenses	22,021	18,664	12,576

Loss from operations	(9,246)	(17,914)	(12,326)
Interest expense	(4)	(10)	(48)
Interest income	399	387	557
Rental income	82	195	188

	477	572	697

Net loss	(8,769)	(17,342)	(11,629)
Deemed dividends related to beneficial conversion features of redeemable convertible preferred stock	(19,357)	—	—
Dividends and accretion to redemption value of redeemable convertible preferred stock	(2,794)	(2,697)	(1,662)

Net loss attributable to common stockholders	$(30,920)	$(20,039)	$(13,291)

Basic and diluted net loss attributable to common stockholders per common share	$(6.95)	$(20.66)	$(17.91)

Shares used in computing basic and diluted net loss attributable to common stockholders per common share	4,447	970	742

The accompanying notes are an integral part of the consolidated financial statements.

NITROMED, INC.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except per share amounts)

						Note Receivable from Stock Purchase Agreement
	Redeemable Convertible Preferred Stock
			Common Stock						Accumulated Other Comprehensive Income
					Additional Paid-in Capital		Deferred Stock Compensation	Accumulated Deficit		Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance at December 31, 2000	26,228	$44,277	589	$6	$1,349	$(252)		$(42,596)	—	$(41,493)
Exercise of stock options			9	—	6					6
Exercise of warrants			365	4	26					30
Compensation expense associated with note receivable from stock purchase agreement					253					253
Compensation expense associated with options issued to non-employees and performance options issued to employees					220					220
Issuance of Series E preferred stock in June 2001 at $7.20 per share for cash (net of issuance costs of $143)	4,292	30,773
Issuance of Series F preferred stock in November 2001 at $14.00 per share for cash (net of issuance costs of $25)	250	3,475
Accretion of Series E dividends		1,471						(1,471)		(1,471)
Accretion of preferred stock to redemption value		191						(191)		(191)
Net loss								(11,629)		(11,629)

Balance at December 31, 2001	30,770	$80,187	963	$10	$1,854	$(252)		$(55,887)	—	$(54,275)

The accompanying notes are an integral part of the consolidated financial statements.

NITROMED, INC.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except per share amounts)

						Note Receivable from Stock Purchase Agreement
	Redeemable Convertible Preferred Stock
			Common Stock						Accumulated Other Comprehensive Income
					Additional Paid-in Capital		Deferred Stock Compensation	Accumulated Deficit		Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance at December 31, 2001	30,770	$80,187	963	$10	$1,854	$(252)		$(55,887)	—	$(54,275)
Exercise of stock options			22	—	23					23
Compensation expense associated with and forgiveness of note receivable from stock purchase agreement					392	252				644
Deferred stock compensation expense associated with stock options					566		$(566)			—
Amortization of deferred stock compensation							39			39
Compensation expense associated with options issued to non-employees and performance options issued to employees					255					255
Accretion of Series E dividends		2,473						(2,473)		(2,473)
Accretion of preferred stock to redemption value		224						(224)		(224)
Net loss								(17,342)		(17,342)

Balance at December 31, 2002	30,770	$82,884	985	$10	$3,090	$—	$(527)	$(75,926)	—	$(73,353)

The accompanying notes are an integral part of the consolidated financial statements.

NITROMED, INC.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except per share amounts)

						Note Receivable from Stock Purchase Agreement
	Redeemable Convertible Preferred Stock
			Common Stock						Accumulated Other Comprehensive Income
					Additional Paid-in Capital		Deferred Stock Compensation	Accumulated Deficit		Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance at December 31, 2002	30,770	$82,884	985	$10	$3,090	—	$(527)	$(75,926)	—	$(73,353)
Exercise of stock options			217	2	131					133
Deferred stock compensation expense associated with stock options					3,317		(3,317)			—
Amortization of deferred stock compensation							604			604
Compensation expense associated with options issued to non-employees and performance options issued to employees					303					303
Accretion of Series E dividends		2,469						(2,469)		(2,469)
Accretion of preferred stock to redemption value		325						(325)		(325)
Beneficial conversion features of Series E					19,320			(19,320)		—
Beneficial conversion features of Series F					37			(37)		—
Issuance of Series E preferred stock in August 2003 at $7.20 per share for cash (net of issuance costs of $100)	2,776	19,900
Issuance of common stock from initial public offering ("IPO") (net of issuance costs of $5,928)			6,000	60	60,012					60,072
Conversion of preferred stock to common stock at IPO	(33,546)	(105,578)	18,399	184	105,394					105,578
Unrealized gains on cash equivalents and marketable securities									25	25
Net loss								(8,769)		(8,769)

Comprehensive loss										(8,744)

Balance at December 31, 2003	—	$—	25,601	$256	$191,604	$—	$(3,240)	$(106,846)	$25	$81,799

The accompanying notes are an integral part of the consolidated financial statements.

NITROMED, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(8,769)	$(17,342)	$(11,629)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	251	219	319
Employee loan receivable forgiven	—	—	30
Forgiveness of note receivable from stock purchase agreement	—	252	—
Stock-based compensation expense	907	686	474
Changes in operating assets and liabilities:
Accounts receivable	10,000	—	—
Prepaid expenses and other current assets	(1,029)	636	(825)
Accounts payable and accrued expenses	627	103	335
Deferred revenue	3,825	(750)	1,375

Net cash provided by (used in) operating activities	5,812	(16,196)	(9,921)

Cash flows from investing activities:
Purchases of marketable securities	(37,562)	(11,041)	(7,669)
Sales of marketable securities	14,796	12,017	10
Capital expenditures	(655)	(26)	(54)

Net cash provided by (used in) investing activities	(23,421)	950	(7,713)

Cash flows from financing activities:
Principal payments on notes payable	(42)	(289)	(537)
Proceeds from exercise of stock options	133	23	6
Proceeds from exercise of stock purchase warrants	—	—	30
Net proceeds from sale of redeemable convertible preferred stock	19,900	—	34,248
Net proceeds from sale of common stock in initial public offering	60,072	—	—

Net cash provided by (used in) financing activities	80,063	(266)	33,747

Net increase (decrease) in cash and cash equivalents	62,454	(15,512)	16,113
Cash and cash equivalents, beginning balance	5,160	20,672	4,559

Cash and cash equivalents, ending balance	$67,614	$5,160	$20,672

Supplemental disclosure:
Cash paid during the year for interest	$4	$10	$48

The accompanying notes are an integral part of the consolidated financial statements.

NITROMED, INC.

NOTES TO FINANCIAL STATEMENTS

(all tabular amounts in thousands except per share amounts)

1. The Company

        NitroMed, Inc. (the Company) is an emerging pharmaceutical company that discovers, develops and seeks to commercialize pharmaceuticals based on the therapeutic benefits of the naturally-occurring molecule nitric oxide. The Company utilizes its nitric oxide expertise and proprietary technology in an effort to both develop novel pharmaceuticals and improve the safety and efficacy of widely-prescribed drugs. The Company's research and development efforts focus on major diseases that are characterized by a deficiency in nitric oxide, such as cardiovascular and inflammatory diseases.

2. Summary of Significant Accounting Policies

Use of Estimates

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

Concentrations of Credit Risk

        The financial instruments that potentially subject the Company to a concentration of credit risk primarily consist of cash, cash equivalents and marketable securities. The majority of the Company's cash and cash equivalents and marketable securities are maintained with well-known, established financial institutions.

Cash Equivalents and Marketable Securities

        Cash equivalents are short-term, highly liquid investments with maturities of three months or less at the time of acquisition. Investments with maturities in excess of three months at the time of acquisition are classified as marketable securities and designated as available-for-sale. Cash equivalents consist of institutional money market funds, and marketable securities consist of corporate bonds with contractual maturities of less than two years. Available-for-sale securities are carried at fair market value, which approximates amortized cost, as reported by the custodian, and unrealized gains and losses, if any, are reported as a separate component of other comprehensive income within stockholders' equity (deficit). Realized gains and losses and unrealized gains and losses were not material for the years ended December 31, 2003, 2002 and 2001.

Fair Value of Financial Instruments

        Financial instruments mainly consist of cash and cash equivalents, marketable securities, accounts receivable and long-term obligations. The carrying amounts of these instruments approximate their fair values.

Property and Equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range between three to five years. Leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset. The Company reviews its property and equipment whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable and recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the asset.

Research and Development Expenses

        Research and development costs primarily consist of salaries and related expenses for personnel, fees paid to consultants and outside service providers and materials used in clinical trials and research and development. The Company charges research and development expenses, including costs associated with acquiring patents, to operations as incurred.

        The Company enters into contracts with professional service providers to conduct clinical trials and related services. These professional service providers render services over an extended period of time, generally one to three years. Typically, the Company enters into two types of vendor contracts, patient-based or time-based. Under a patient-based contract, the Company first determines an appropriate per patient cost using critical factors contained within the contract, which include the estimated number of patients, the cost assigned to each patient based on a patient's number of visits and the total dollar value of the contract. The Company then records expense based upon the total number of patients enrolled during the period and the status of each patient. Under a time based contract, using critical factors contained within the contract such as the stated duration of the contract and the timing of services provided, the Company records the contractual expense for each service provided ratably over the period during which the Company estimates the service will be performed. On a monthly basis, the Company reviews both the timetable of services to be rendered and the timing of services actually received based on regular communications with its vendors in order to gauge the reasonableness of its estimates. Based upon this review, revisions may be made to the forecasted timetable or the extent of services performed, or both, in order to reflect the Company's most current estimate of the contract.

Revenue Recognition

        Revenue is deemed earned when all of the following have occurred: all obligations of the Company relating to the revenue have been met and the earnings process is complete; the monies received or receivable are not refundable irrespective of research results; and there are neither future obligations or milestones to be met by the Company with respect to such revenue. The Company recognizes revenue from nonrefundable, up-front licenses and related payments, not specifically tied to a separate earnings process, ratably over the period that the Company is obligated to participate on a continuing and substantial basis in the research and development activities outlined in each contract. When payments are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation associated with the payment has been satisfied. Performance obligations typically consist of contracted services or development milestones. Revenue from services performed under collaborative research agreements is recognized as reimbursable costs are incurred. Revenue from significant milestones in the development lifecycle of the related technology, including initiation of clinical trials or filing for and obtaining approvals with regulatory agencies are considered earned when the payor acknowledges the milestone achievement, which is generally by payment of amounts due.

Stock-Based Compensation

        The Company has elected to account for its stock-based compensation plans under the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, rather than the alternative fair value accounting provided under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). In accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling Goods or Services (EITF 96-18), the Company records compensation expense equal to the fair value of the option granted to non-employees over the vesting period, which is generally the period of service.

        FAS 123 requires pro forma information regarding net loss and net loss per share as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value of the Company's stock options used to compute pro forma net loss is the estimated fair value at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,
	2003	2002	2001
Risk-free interest rate	2.8%	3.5%	4.5%
Expected volatility	80%	80%	80%
Expected lives	4 years	4 years	4 years
Expected dividend	—	—	—

        The per-share, weighted-average grant date fair value of options granted during the years ended December 31, 2003, 2002 and 2001 were $6.49, $3.28 and $1.29, respectively.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option vesting period. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net loss and net loss per share would have been as follows:

	Years Ended December 31,
	2003	2002	2001
Net loss attributable to common stockholders as reported	$(30,920)	$(20,039)	$(13,291)
Add: Stock-based employee compensation expense included in reported net loss	722	522	310
Deduct: Stock-based employee compensation expense determined under fair value based method	(850)	(319)	(213)

FAS 123 Pro forma net loss	$(31,048)	$(19,836)	$(13,194)

Basic and diluted net loss per share
As reported	$(6.95)	$(20.66)	$(17.91)
FAS 123 Pro forma	$(6.98)	$(20.45)	$(17.78)

Accumulated Other Comprehensive Income

        The Company presents comprehensive loss in accordance with SFAS 130, Reporting Comprehensive Income. Accumulated other comprehensive income is comprised entirely of unrealized gains and losses on available-for-sale marketable securities.

Income Taxes

        Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities, as well as net operating loss carryforwards and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

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

Segment Information

        During the three years ended December 31, 2003, the Company operated in one reportable business segment, developing nitric oxide enhancing medicines, under the management approach of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

New Accounting Standards

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. This Interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. The Company is currently in the process of completing its review of the requirements of FIN 46. However, the Company has not yet identified any entities that require disclosure or entities that would require consolidation under FIN 46 that had not previously been consolidated as a result of FIN 46.

        In November 2003, during discussion on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the EITF reached a consensus which requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 and SFAS 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus on quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003 and comparative information for earlier periods presented is not required. The Company currently does not have any impaired investments and thus the adoption of this consensus did not have a material impact on its financial statements.

        In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition, ("SAB 104") which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements and to rescind the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("FAQ") issued with SAB 101. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have a material impact on the Company's revenue recognition policies.

3. Cash Equivalents and Marketable Securities

        The following is a summary of the fair market value of available-for-sale money market funds and marketable securities the Company held at December 31, 2003 and 2002:

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$7,893	—	—	$7,893
Commercial paper	58,712	9	—	58,721
U.S. Government agencies
Due in one year or less	7,150	3	—	7,153
Asset-backed securities
Due in one year or less	2,262	—	—	2,262
Due in one to three years	5,596	12	—	5,608
Corporate notes
Due in one year or less	12,866	2	(6)	12,862
Due in one to three years	2,584	5	—	2,589

Total	97,063	31	(6)	97,088
Less amounts classified as cash and cash equivalents	67,605	9	—	67,614

Total marketable securities	$29,458	22	(6)	$29,474

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$5,160	—	—	$5,160
U.S. Government agencies
Due in one year or less	574	—	—	574
Corporate notes
Due in one year or less	6,109	—	—	6,109

Total	11,843			11,843
Less amounts classified as cash and cash equivalents	5,160	—	—	5,160

Total marketable securities	$6,683	—	—	$6,683

4. Note Receivable from Stock Purchase Agreement

        On December 31, 1997, the Company executed a $252,000 loan to an officer that was used to purchase 350,000 shares of restricted common stock of the Company at a purchase price of $0.72 per share. These shares were granted under the Company's 1993 Equity Incentive Plan. The loan was due and payable in full in September 2002, bore interest at a rate of 6.02% per annum (which interest was forgiven) and was secured, pursuant to the terms of a Pledge Agreement, by the restricted shares. Twenty percent of the shares vested at the date of issuance and an additional 20% of the shares vested annually each September. Based on the terms of the arrangement, the award was required to be accounted for as variable compensation. Accordingly, the Company recorded noncash stock compensation charges for the years ended December 31, 2002 and 2001 of $392,000 and $253,000, respectively. In addition, during September 2002, the Company forgave the loan and recorded an additional noncash compensation charge of $252,000 for the year ended December 31, 2002.

5. Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2003	2002
Laboratory furniture, fixtures and equipment	$1,021	$634
Office furniture, fixtures and equipment	438	233
Leasehold improvements	940	877

	2,399	1,744
Less accumulated depreciation and amortization	(1,713)	(1,462)

	$686	$282

6. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2003	2002
Clinical trial costs	$865	$1,017
Compensation and related benefits	759	450
Other	443	110

	$2,067	$1,577

7. Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

Redeemable Convertible Preferred Stock

        The Company had issued Series A, Series B, Series C, Series D and Series E redeemable convertible preferred stock, and Series F junior redeemable convertible preferred stock (collectively, Series Preferred Stock) as follows:

	December 31, 2003	December 31, 2002
Series A: 5,000 shares authorized, issued and outstanding	$—	$4,996
Series B: 17,005 shares authorized; 16,510 shares issued and outstanding	—	16,507
Series C: 3,158 shares authorized issued and outstanding	—	11,985
Series D: 2,138 shares authorized; 1,560 shares issued and outstanding	—	11,104
Series E: 4,361 shares authorized at December 31, 2002; 4,292 shares issued and outstanding	—	34,804
Series F: 250 shares authorized, issued and outstanding	—	3,488

Total	$—	$82,884

Initial Public Offering

        On November 10, 2003, the Company completed its initial public offering and sold 6,000,000 shares of common stock for $11.00 per share for net proceeds of approximately $60.1 million. In connection with the initial public offering all of the outstanding shares of the Company's redeemable convertible preferred stock, including accrued but unpaid Series E dividends of $6.4 million, converted into 18,398,496 shares of the Company's common stock based upon the conversion ratios then applicable.

Conversion

        The Series Preferred Stock were convertible, at the option of the holder, subject to adjustments for stock splits, stock dividends, recapitalizations and the like, as well as dilutive issuances of common stock, if any, as follows as of December 31, 2002:

Series of Preferred Stock	Number of Shares of Preferred Stock	Conversion Ratio	Equivalent Shares of Common Stock
Series A	5,000	0.125	625
Series B	16,510	0.250	4,127
Series C	3,158	1.000	3,158
Series D	1,560	1.000	1,560
Series E	4,292	1.000	4,292
Series F	250	1.000	250

Total	30,770		14,012

Series E and F

        On August 1, 2003, the Company completed the sale of 2,776,347 shares of Series E redeemable convertible preferred stock for net proceeds of $19.9 million. These shares automatically converted to common stock upon the closing of the Company's initial public offering of common stock on November 10, 2003. These shares contained a beneficial conversion feature based on the fair value of the common stock into which the shares were convertible. In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the value of such beneficial conversion feature of approximately $8.3 million has been recognized as a deemed dividend in the three month period ended September 30, 2003.

        The Series F conversion ratio provided for additional shares of common stock when the Company issued equity securities, as defined, for consideration of less than $14 per share, the purchase price of Series F. As a result of the above sale of these Series E shares, the Series F conversion ratio was increased from 1:1 to 1:1.073364. The adjustment to the Series F conversion ratio is a beneficial conversion feature. In accordance with EITF 00-27, Application of Issue 98-5 to Certain Convertible Instruments, the value of such beneficial conversion feature of approximately $37,000 has been recognized as a deemed dividend in the three month period ended September 30, 2003.

        Subsequent to the August 2003 sale of the Series E shares, the Series E stockholders and the Company agreed to increase the Series E conversion ratio from 1:1 to 1:1.1526 in consideration of the Series E stockholders waiving their rights to certain anti-dilution provisions. The adjustment to the conversion ratio, which was contingent on the initial public offering, is a beneficial conversion feature. In accordance with EITF 00-27, the value of the Series E beneficial conversion feature of approximately $11.0 million has been recognized as a deemed dividend in the period of issuance, which occurred in the fourth quarter of 2003 as a result of the initial public offering. In addition, the conversion of the Series E shares in the initial public offering caused the accrued but unpaid Series E dividends of approximately $6.4 million to become payable through the issuance of 513,033 shares of common stock at the time of the initial public offering.

Undesignated Preferred and Common Stock

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

Stock Purchase Warrants

        At December 31, 2003 and 2002, there were stock purchase warrants outstanding to purchase 127,187 and 24,160 shares of the Company's common stock at exercise prices of $.08 to $.01 per share, respectively, which expire beginning in 2004 through 2007. In addition, stock purchase warrants to purchase 123,749 shares of common stock at an exercise price of $4.00 per share, which expire in 2006, were outstanding at December 31, 2003.

Stock Option Plans

        The Company's Restated 1993 Equity Incentive Plan (the "1993 plan") provides for the grant of incentive stock options, nonstatutory stock options and restricted stock awards to purchase up to 2,288,200 shares of common stock. Officers, employees, directors, consultants and advisors of the Company are eligible to be granted options under the 1993 plan at a price not less than 100% (110% in the case of incentive stock options granted to 10% or greater stockholders) of the fair market value of such stock, as determined by the Board of Directors, at the time the option is granted. In May 2003, the Company's stockholders approved the 2003 Stock Incentive Plan (the "2003 plan), under which 800,000 shares of common stock were authorized for issuance. In October 2003, the stockholders approved an amended and restated plan which provided, among other things, for an increase of shares authorized for issuance under the 2003 plan to 2,500,000.

        While the Company may grant options to employees, which become exercisable at different times or within different periods, the Company generally has granted options to employees that are exercisable in annual installments of 25% each on the first four anniversary dates of the grant.

        Information with respect to activity under the Plans is as follows:

Stock Option Activity	Number of Options	Weighted-Average Exercise Price Per Share
Balance at December 31, 2000	1,718	$0.94
Options granted	441	2.00
Options canceled	(2)	1.82
Options exercised	(9)	0.74

Balance at December 31, 2001	2,148	1.16
Options granted	241	2.00
Options canceled	(226)	1.74
Options exercised	(22)	1.04

Balance at December 31, 2002	2,141	1.19
Options granted	978	5.30
Options canceled	(3)	1.95
Options exercised	(217)	0.61

Balance at December 31, 2003	2,899	$2.62

        The following table summarizes information about options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In years)	Number of Shares	Weighted- Average Exercise Price
$0.08-$0.72	859	$0.72	4.0	858	$0.72
$1.20-$2.00	1,503	1.77	6.8	668	1.57
$7.98-$8.90	537	8.04	9.9	—	—

	2,899	$2.62	6.5	1,526	$1.09

        There were 1,531,468 and 1,276,796 options exercisable at December 31, 2002 and 2001, respectively. At December 31, 2003, the Company has 1,545,494 options available for future grant.

        During 1999 and 2000, the Company granted 75,100 and 100,000 performance-based options, respectively, with an exercise price of $1.30 to certain employees, which allow for acceleration of the vesting period upon the occurrence of certain defined events. Of the 100,000 granted, 5,000 options were forfeited in 2002. Based on the terms of the arrangements, the awards are required to be accounted for as variable, and compensation expense is measured as the difference between the fair market value of the Company's common stock at the reporting period date and the exercise price of the award. Compensation expense is recognized over the vesting period and totaled $118,000, $91,000 and $57,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        During 2003, 2001, 2000 and 1999, the Company granted a total of 161,000 stock options to nonemployees at a weighted-average exercise price of $1.53 per share, all of which remain outstanding at December 31, 2003. The Company has applied the recognition provisions of FAS 123 and EITF 96-18 related to these stock options and utilized the Black-Scholes option pricing model to determine the fair value of these stock options at each reporting date. In connection with these awards, the Company recognized compensation expense of $185,000, $164,000 and $163,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        During 2003 and 2002, the Company granted 413,250 and 241,000 options, respectively, to employees at exercise prices below the fair value of the Company's common stock. The weighted average exercise price of these options is $2.00 per share. The Company recorded deferred stock compensation expense related to these grants of $3,317,000 and $566,000 for the years ended December 31, 2003 and 2002, respectively. These amounts are being recognized as stock-based compensation expense ratably over the vesting period of four years. Included in the results of operations for the years ended December 31, 2003 and 2002 is compensation expense of $604,000 and $39,000, respectively.

Employee Stock Purchase Plan

        On August 18, 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan (the "Stock Purchase Plan"), which provides for the sale of up to 75,000 shares of common stock to participating employees. Under the Stock Purchase Plan, eligible employees may purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of the employee's compensation or $25,000 in any calendar year. The first offering period began on January 1, 2004.

8. Net Loss per Share

        The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Year Ended December 31,
	2003	2002	2001
Basic and Diluted:
Net loss	$(8,769)	$(17,342)	$(11,629)
Deemed dividends related to beneficial conversion features of redeemable convertible preferred stock	(19,357)	—	—
Dividends and accretion to redemption value of redeemable convertible preferred stock prior to conversion	(2,794)	(2,697)	(1,662)

Net loss attributable to common stockholders	$(30,920)	$(20,039)	$(13,291)

Weighted average common shares used to compute net loss per share	4,447	970	742

Basic and diluted net loss per share	$(6.95)	$(20.66)	$(17.91)

        Options to purchase 2,898,584, 2,141,401 and 2,148,235 shares of common stock for the years ended December 31, 2003, 2002 and 2001, respectively, and warrants to purchase 275,096 shares of common stock have been excluded from the computation of net loss per share as their effects would have been antidilutive.

9. Notes Payable

        Notes payable consisted of the following:

	December 31,
	2003	2002
Note payable in monthly payments of $4 through June 30, 2004, including interest at 8% per annum	$22	$64
Less current portion	(22)	(42)

Long-term portion	$—	$22

10. Operating Lease

        The Company leases its research facilities under an operating lease that expires September 30, 2004 with an option to extend for two additional successive periods of five years each. The lease requires payment of real estate taxes and other common area maintenance expenses. Under the lease, a security deposit of $100,000 is required to be held in escrow for the life of the lease. Annual rent expense was $580,000 for 2003, 2002 and 2001. Future annual minimum rental payments for non cancelable operating leases as of December 31, 2003 are $532,000. The Company sub-leased a portion of its premises and recognized rental income of $82,000, $195,000 and $188,000 in 2003, 2002 and 2001, respectively. The sublease agreement ended in 2003.

        On January 30, 2004 the Company executed a lease for approximately 52,000 square feet of laboratory and office space in Lexington, Massachusetts. The rent obligation for the building is expected to commence thirty days from the earlier of (a) July 8, 2004 or (b) the date on which the Company commences occupancy of the building. The lease is for a term of ten years with options that permit renewals for additional 5 year periods. The Company has the option to terminate the lease at the end of the fifth year for a fee of $4.2 million. The expected minimum rental commitments under the lease agreement are $392,000, $1,126,000, $1,435,000, $1,505,000, and $1,505,000 for each year in the five year period ending December 31, 2008, respectively, and $9.3 million in total for the remainder of the lease term. In addition to minimum lease commitment, the lease agreement requires the Company to pay its pro rata share of property taxes and building operating expenses.

11. Research, License and Consulting Agreements

        The Company has entered into various research, license and consulting agreements to support its research and development activities.

Johnson & Johnson Agreements

        Prior to 2001, the Company had two principal research and development collaboration agreements, both dated April 1997, in which the Company had licensed its technology to Johnson & Johnson and affiliates in return for initial license fees, reimbursement of qualified research expenditures and the purchase of $3.0 million of Series B. The agreements contained provisions for future payments to the Company upon the achievement of certain research and development milestones and future royalties to the Company on sales of products developed under the agreements. One of the agreements with affiliates of Johnson & Johnson was terminated in April 2000 and the other agreement was terminated in September 2001.

        With respect to one of the Johnson & Johnson agreements noted above, during 2001, the Company reacquired the previously licensed technology in consideration of future payments totaling $4.5 million. The Company is required to make payments to Johnson & Johnson contingent upon the occurrence of the following events: a portion of up-front and milestone payments received in consideration for granting the rights to the technology; a percent of net sales revenue generated by the Company from product manufactured using the technology; and a percentage of royalty payments received based upon the sale of products derived from the technology. Payments are only required upon the occurrence of such events. Through December 31, 2003, the Company had paid $375,000 to Johnson & Johnson as a result of receiving payments for licensing the reacquired technology.

Boston Scientific Corporation Agreement

        In November 2001, the Company entered into a development and license agreement with Boston Scientific Corporation ("BSC") that granted a nonexclusive, nonroyalty bearing right and license in certain technology, which had been reacquired from Johnson & Johnson as noted above. In consideration of the license, the Company received a nonrefundable up-front license payment of $1.5 million. At the same time the Company sold to BSC 250,000 shares of Series F for $3.5 million. Under the agreement, the Company planned to deliver two drug compounds, as defined in the agreement, to BSC during the two year research term. Accordingly, the Company was recognizing the $1.5 million license fee as revenue ratably over the term of its contractual performance obligation. In January 2003, the Company informally agreed to an extension of the research term to May 2004. As a result, the Company extended the period of revenue recognition for the unrecognized portion of the license payment at December 31, 2002 to May 31, 2004. In December 2003 the Company executed an amendment to extend the research term to December 31, 2005 and received an additional $3.0 million. The Company will recognize the $3.0 million extension fee and the remaining deferred revenue related to the nonrefundable license payment of $1.5 million over the extension period. For the years ended December 31, 2003, 2002 and 2001, the Company recognized revenue of $442,000, $750,000 and $125,000, respectively.

        In connection with the agreement, the Company may receive up to $8.3 million in milestone payments if certain development events are achieved by BSC. The Company may receive additional milestone payments for commercial success of any products derived from the licensed technology by BSC. For any individual product that exceeds certain sales levels in any consecutive 12-month period, the Company will receive milestone payments. In addition, the Company may receive royalty payments on net sales of products derived from the licensed technology. The royalty term, which is on a country by country basis, related to each product derived by the licensed technology will generally be 12 years.

BiDil License Agreement

        In connection with its development program for BiDil, the Company's lead product candidate, the Company entered into an agreement to license certain technology from an individual who is on the Company's Scientific Advisory Board. The Company also receives services from this individual in consideration of nominal payments and the grant of stock options. Upon achieving certain development events, the Company is required to make milestone payments of up to $1 million in the aggregate. In addition, upon commercial sale of products developed from the technology, the Company is required to make royalty payments on net sales, which will vary depending on sales volume. The royalty term expires upon the later of the expiration of the patent rights or ten years from the first commercial sale. The agreement may be terminated by the Company at any time.

Merck Agreement

        In December of 2002, the Company executed a research collaboration and license agreement with Merck Frosst Canada & Co., a wholly-owned subsidiary of Merck & Co., in which the Company granted an exclusive, worldwide, royalty-bearing license to certain existing technology and any technology, pertaining to the licensed technology, developed by the Company during a three-year period commencing January 1, 2003. In consideration of this license, the Company received $10 million in January of 2003. During the three-year period, the Company is obligated to perform certain research and development activities in consideration of quarterly fees totaling $7.2 million. The Company is recognizing the license fee as revenue ratably over the term of its contractual performance obligation of three years.

        In connection with this agreement, the Company may receive milestone payments associated with certain development and approval events and sales and marketing events. In addition, the Company may receive royalty payments based on net sales of licensed products derived from the licensed technology. The royalty term, which is on a country by country basis, related to each product derived by the licensed technology is the later of a) the expiration of the patent as defined in the agreement or b) ten years after the first commercial sale of the product as defined by the agreement. For the year ended December 31, 2003, the Company recognized revenue of $12.3 million related to $15.0 million of license and milestone payments that have been deferred and are being recognized as revenue ratably over the contractual research and development term, a $5.0 million milestone payment for advancing a lead nitric oxide enhancing COX-2 inhibitor into Phase I human testing and $3.0 million of research and development funding.

12. Income Taxes

        A reconciliation of federal statutory income tax provision to the Company's actual provision is as follows:

	Year Ended December 31,
	2003	2002	2001
Benefit at federal statutory tax rate	$(2,982)	$(5,896)	$(3,954)
Unbenefited operating losses	3,175	6,922	4,576
State taxes, net of federal benefit	(550)	(1,087)	(729)
Non-deductible expenses	357	215	5
Other	—	(154)	102

Income tax provision	$—	$—	$—

        The significant components of the Company's deferred tax assets are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$11,292	$14,223
Capitalized research costs, net of amortization	14,534	12,969
Tax credit carryforwards	4,791	3,504
Deferred revenue	4,369	252
Depreciation	288	286
Accrued expenses	202	181
Other	27	26

	35,503	31,441
Valuation allowance	(35,503)	(31,441)

Net deferred tax assets	$—	$—

        The Company has increased its valuation allowance by $4,062,000 in 2003 to provide a full valuation allowance for deferred tax assets since the realization of these benefits is not considered more likely than not. At December 31, 2003, the Company has unused net operating loss carryforwards of approximately $28,649,000 available to reduce federal taxable income expiring in 2010 through 2023 and $24,741,000 available to reduce state taxable income expiring in 2003 through 2008. The Company also has federal and state research tax credits of approximately $5,694,000 available to offset federal and state income taxes, both of which expire beginning in 2010. The net operating losses and tax credit carryforwards may be subject to the annual limitation provisions of Internal Revenue Code (IRC) Sections 382 and 383. No income tax payments were made in 2003, 2002 or 2001.

13. Commitments and Contingencies

        In connection with its pursuit of obtaining FDA approval of BiDil, the Company contracted with a consulting firm for services related to the development approval process of BiDil. The agreement provides for payment of legal consulting fees if and when the Company receives written FDA approval of BiDil. At December 31, 2003, the Company estimates the potential payment to be approximately $1,097,000 for services incurred to date, which will be accrued when FDA approval becomes probable. In addition, the agreement requires the Company to pay royalties on sales of BiDil product. The royalty term ends six months from the date of market introduction of an FDA approved generic version of the BiDil product.

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

14. Retirement Plan

        The Company sponsors a 401(k) plan covering substantially all employees. The plan provides for salary deferral contributions by participants of up to 15% of eligible wages not to exceed Federal requirements. Those employees over 50 years old are permitted to contribute an additional $1,000 per year. The Company does not match employee contributions.

15. Quarterly Results of Operations (Unaudited)

        The following table presents unaudited quarterly financial data of the Company.

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$1,694	$1,694	$2,194	$7,193
Net income (loss)	(3,187)	(3,150)	(3,411)	979
Net loss available to common stockholders	(3,861)	(3,825)	(12,748)	(10,486)
Basic and diluted net loss available to common stockholders per share	$(3.92)	$(3.88)	$(12.65)	$(0.71)
Weighted average common shares used to compute net loss per share	985	985	1,008	14,697
	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$187	$188	$187	$188
Net loss	(3,668)	(3,554)	(5,627)	(4,493)
Net loss available to common stockholders	(4,342)	(4,229)	(6,301)	(5,167)
Basic and diluted net loss available to common stockholders per share	$(4.51)	$(4.39)	$(6.49)	$(5.25)
Weighted average common shares used to compute net loss per share	963	963	971	985

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

        Information regarding our directors and executive officers may be found under the captions "Election of Directors" and "Executive Officers" in the Proxy Statement for our 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee

        We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee may be found under the captions "Board of Directors Meetings and Committee Meetings" and "Report of the Audit Committee" in the Proxy Statement for our 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee Financial Expert

        The Board of Directors has designated Davey S. Scoon as the "Audit Committee Financial Expert" as defined by Item 401(h) of Regulation S-K of the Exchange Act and determined that he is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

        Information regarding Section 16(a) Beneficial Ownership Reporting Compliance may be found under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Code of Ethics

        We have adopted a code of business conduct and ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our employees. A copy of our Code of Business Conduct and Ethics is attached as an exhibit to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        Information with respect to this item may be found under the captions "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," and "Employment Agreements," in the Proxy Statement for our 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information with respect to this item may be found under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for our 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to this item may be found under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for our 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information with respect to this item may be found under the caption "Audit Fees" in the Proxy Statement for our 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
(1)  Financial Statements.

    For a list of the financial information included herein, see "Index to Financial Statements" on page 43.

(a)
(1)  Financial Statement Schedules.

    All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

(a)
(3)  List of Exhibits. The list of Exhibits filed as a part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by this reference.

(b)
Reports on Form 8-K.

(b)
(1)  A current report on Form 8-K was furnished to the Securities and Exchange Commission on December 30, 2003 to report, pursuant to Item 2 (Results of Operations and Financial Condition) that we announced on December 18, 2003 our financial results for the three and nine month periods ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

NITROMED, INC.
Date: March 30, 2004	By:	/s/ MICHAEL D. LOBERG, PH.D. Michael D. Loberg, Ph.D. President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL D. LOBERG, PH.D. Michael D. Loberg, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004
/s/ JOSEPH GRIMM Joseph Grimm	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004
/s/ ROBERT S. COHEN Robert S. Cohen	Director	March 30, 2004
/s/ ZOLA HOROVITZ, PH.D. Zola Horovitz, Ph.D.	Director	March 30, 2004
/s/ ARGERIS KARABELAS, PH.D. Argeris Karabelas, Ph.D.	Director	March 30, 2004
/s/ MARK LESCHLY Mark Leschly	Director	March 30, 2004
/s/ JOHN W. LITTLECHILD John W. Littlechild	Director	March 30, 2004
/s/ JOSEPH LOSCALZO, M.D., PH.D. Joseph Loscalzo, M.D., Ph.D.	Director	March 30, 2004
/s/ DAVEY S. SCOON Davey S. Scoon	Director	March 30, 2004

EXHIBIT INDEX

Exhibit No.		Description
	3.1(1)	Restated Certificate of Incorporation of the Company
	3.2(1)	Amended and Restated Bylaws of the Company
*	10.1(1)	Restated 1993 Equity Incentive Plan
*	10.2(1)	Amended and Restated 2003 Stock Incentive Plan
*	10.3(1)	2003 Employee Stock Purchase Plan
	10.4†(1)	Development and License Agreement dated November 20, 2001 by and between Boston Scientific Corporation and the Company
	10.5†(1)	Research Collaboration and License Agreement dated December 12, 2002 by and between Merck Frosst Canada & Co. and the Company
	10.6†(1)	Research and License Agreement between the Company and Brigham and Women's Hospital, Inc. dated August 1, 1992, as amended November 22, 1996
	10.7†(1)	Collaboration and License Agreement between the Company and Professor Jay N. Cohn dated January 22, 1999, as amended January 29, 2001 and March 15, 2002
	10.8†(1)	Research and License Agreement between the Company and Trustees of Boston University dated June 1, 1993, as amended January 1, 1999
	10.9†(1)	Agreement, between the Company and FoxKiser dated April 26, 2001
	10.10†(1)	Agreement, dated March 13, 1995, by and between the Company and John D. Folts, as amended, November 22, 1996 and December 2, 1998
	10.11†(1)	Professional Service Agreement between the Company MIMC, Inc., dated May 1, 2001, as amended
*	10.12(1)	Letter Agreement between the Company and Michael D. Loberg dated July 14, 1997
*	10.13(1)	Letter Agreement between the Company and Manual Worcel dated July 29, 1993
*	10.14(1)	Letter Agreement between the Company and L. Gordon Letts dated November 4, 1993
*	10.15(1)	Letter Agreement between the Company and Joseph M. Grimm dated April 22, 1999
	10.16(1)	Fourth Amended and Restated Stockholders' Agreement among the Company and the stockholders named therein dated May 22, 2001, as amended November 20, 2001, May 12, 2003 and July 31, 2003
	10.17(1)	Form of Warrant to purchase shares of the Company's Common Stock, together with a schedule of warrantholders
	10.18(1)	Lease between the Company and William J. Callahan dated May 29, 1997
	10.19	First Amendment to Lease Agreement between the Company and William J. Callahan dated March 22, 2004
	10.20	Lease between the Company and PM Atlantic Lexington, LLC dated January 30, 2004
	10.21	Letter Agreement between the Company, Boston University School of Medicine and Martin Feelisch, Ph.D. dated May 5, 2003

10.22	Consulting Agreement between the Company and Joseph Loscalzo, M.D., Ph.D. dated October 27, 2003
14.1	Code of Business Conduct and Ethics
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP, Independent Auditors
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K

†
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission

(1)
Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (333-108104)

QuickLinks

NITROMED, INC. ANNUAL REPORT ON FORM 10-K
INDEX
PART I
PART II
INDEX TO FINANCIAL STATEMENTS
Report of Ernst & Young LLP, Independent Auditors
NITROMED, INC. BALANCE SHEETS (in thousands, except par value amounts)
NITROMED, INC. STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
NITROMED, INC. STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except per share amounts)
NITROMED, INC. STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except per share amounts)
NITROMED, INC. STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except per share amounts)
NITROMED, INC. STATEMENTS OF CASH FLOWS
NITROMED, INC. NOTES TO FINANCIAL STATEMENTS (all tabular amounts in thousands except per share amounts)
PART III
PART IV
SIGNATURES
EXHIBIT INDEX