Form 10-K/A
period 2003-12-31
NITROMED INC
filed 2004-04-29
CIK 927829

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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
Common Stock, $.01 par value per share
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐    NO ☒

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2003 that was originally filed with the Securities and Exchange Commission on March 30, 2004 is being filed to provide additional information required by Items 10, 11, 12, 13 and 14 of Part III. This Amendment No. 1 on Form 10-K/A does not change our previously reported financial statements and other financial disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        Currently, our board of directors is comprised of eight directors. Our directors are elected annually by the stockholders and hold office until the next annual meeting and until successors are elected and qualified or until death, resignation or removal. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled until the next annual meeting of stockholders by a majority of directors then in office.

        Set forth below are the names of each member of our board of directors, their ages, the year in which each first became one of our directors, their principal occupations and employment during the past five years and the names of other public companies of which they serve as a director.

Argeris Karabelas, Ph.D., age 51, became a director in 2002.

        Argeris Karabelas, Ph.D. has served as a member of our board of directors since January 2002 and as our Chairman since August 2003. Since November 2001, he has been a partner in Care Capital LLC, a life sciences investment firm. From June 2000 to November 2001, Dr. Karabelas served as Chairman of Novartis BioVentures Ltd., a private equity firm affiliated with Novartis A.G., a pharmaceutical company. Dr. Karabelas has also served as Chief Executive Officer of Worldwide Pharmaceuticals for Novartis AG from January 1998 to July 2000. He is a member of the Scientific Advisory Council of Massachusetts General Hospital and the Visiting Committee for Health Sciences and Technology at Massachusetts Institute of Technology. In addition, Dr. Karabelas serves as a director of Halsey Drug Co., Inc., Human Genome Sciences, Inc. and SkyePharma plc. Dr. Karabelas holds a Ph.D. in pharmacokinetics from the Massachusetts College of Pharmacy.

Michael D. Loberg, Ph.D., age 56, became a director in 1997.

        Michael D. Loberg, Ph.D. has served as a member of our board of directors and as our Chief Executive Officer since September 1997. He has served as President since September 2003. From 1996 to January 1997, Dr. Loberg served as President of Bristol-Myers Squibb Company's Oncology and Immunology division, a pharmaceuticals company. From 1994 to 1996, Dr. Loberg served as President of Bristol-Myers Squibb Company's U.S. Primary Care division. Dr. Loberg also serves as a director of Advanced Magnetics, Inc. Dr. Loberg holds a B.S. in chemistry from Trinity College and a Ph.D. in chemistry from Washington University.

Robert S. Cohen, age 61, became a director in 1997.

        Robert S. Cohen has served as a member of our board of directors since July 1997. Mr. Cohen has served as a consultant to pharmaceutical and biotechnology companies for the past two years. From October 1999 to May 2001, Mr. Cohen served as Chief Executive Officer of Memory Pharmaceuticals Corp., a pharmaceutical company. From March 1997 to June 1999, Mr. Cohen served as President and Chief Executive Officer of Shire Laboratories Inc., a drug delivery company. Mr. Cohen also served first as Chief Operating Officer and then Chief Executive Officer of Pharmavene Inc. which subsequently merged with Shire Pharmaceutical Group, plc. Mr. Cohen holds a B.S. and an M.S.

degree from Brooklyn College of Pharmacy of Long Island University and attended the Harvard Business School Advanced Management Program.

Zola Horovitz, Ph.D., age 69, became a director in 1997.

        Zola P. Horovitz, Ph.D. has served as a member of our board of directors since September 1997. Dr. Horovitz has served as a consultant to the pharmaceutical and biotechnology industries since 1994. Prior to his retirement in 1994, Dr. Horovitz served as Vice President, Business Development and Planning for Bristol-Myers Squibb Company. He also serves as a Director of Avigen, Inc., BioCryst Pharmaceuticals, Inc., DOV Pharmaceutical, Inc., Genaera Corporation, GenVec, Inc., Paligent Inc. and Palatin Technologies, Inc. Dr. Horovitz holds a Ph.D. in pharmacology from the University of Pittsburgh.

Mark Leschly, age 35, became a director in 1996.

        Mark Leschly has served as a member of our board of directors since September 1996. Since July 1999, Mr. Leschly has been a Managing Partner with Rho Capital Partners, an investment and venture capital management company. Starting in July 1994 to July 1999, Mr. Leschly was an associate and then a General Partner of HealthCare Ventures, L.L.C., a venture capital management company. From September 1991 to June 1993, Mr. Leschly served as a consultant for McKinsey & Co., a management consulting company. In addition to being a director of Diversa Corporation, a biotechnology company, Mr. Leschly is a director of a number of private companies. Mr. Leschly holds a B.A. degree from Harvard University and an M.B.A. from the Stanford Graduate School of Business.

John W. Littlechild, age 52, became a director in 1999.

        John W. Littlechild has served as a member of our board of directors since June 1999. Mr. Littlechild previously served as our President from inception to May 1993 and as a director from May 1992 to December 1997. Since January 1991, he has served as General Partner of HealthCare Ventures, L.L.C., a venture capital management company. He currently serves on the Executive Committee of the Board of Fellows for Harvard Medical School as well as on the Science and Technology Committee and as Chairman of the Microbiology Department Advisory Board. Mr. Littlechild also serves as a director of Dyax Corp. and Orthofix International NV. Mr. Littlechild holds a B.Sc. from the University of Manchester in England and an M.B.A. from the Manchester Business School.

Joseph Loscalzo, M.D., Ph.D., age 52, became a director in 2004.

        Joseph Loscalzo, M.D., Ph.D. has served as a member of our board of directors since January 2004. Since 1994 he has been a member of the faculty of Boston University, first as Chief of Cardiology and, since 1997, Chairman of the Department of Medicine. Dr. Loscalzo is also currently the Director of the Whitaker Cardiovascular Institute at Boston University School of Medicine and Physician-in-Chief at the Boston Medical Center. From 1984 to 1994, Dr. Loscalzo was a member of the faculty of Harvard University, where he rose to the rank of Associate Professor of Medicine, and of the staff at Brigham and Women's Hospital, where he became the Director of the Center for Research in Thormbolysis. Dr. Loscalzo holds an A.B., M.D., and a Ph.D. in biochemistry from the University of Pennsylvania.

Davey S. Scoon, age 57, became a director in 2003.

        Davey S. Scoon has served as a member of our board of directors since November 2003. Since October 2003, he has been Chief Administrative and Financial Officer of Tom's of Maine. He also serves as Non-Executive Chairman of the Board of Directors of Tufts Health Plan, where he has been a director since 1981. Prior to joining Tom's of Maine, Mr. Scoon served as Chief Administrative and Financial Officer for SunLife Financial from 1999 to 2003. From 1985 to 1999, Mr. Scoon was employed by Liberty Funds Group of Boston (formerly Colonial Management) as Executive Vice

President and Chief Operating Officer. Mr. Scoon holds a B.A. from the University of Wisconsin and an M.B.A. from the Harvard Business School.

Executive Officers

        Our executive officers, their respective ages and their positions are as follows:

Name	Age	Position
Michael D. Loberg, Ph.D.	56	President and Chief Executive Officer and Director
L. Gordon Letts, Ph.D.	56	Senior Vice President, Research and Development and Chief Scientific Officer
Joseph Grimm	53	Senior Vice President, Business Development and Chief Financial Officer, Treasurer and Secretary
Manuel Worcel, M.D.	65	Chief Medical Officer

        Michael D. Loberg, Ph.D., age 56, has served as a member of our board of directors and as our Chief Executive Officer since September 1997. He has served as President since September 2003. From 1996 to January 1997, Dr. Loberg served as President of Bristol-Myers Squibb Company's Oncology and Immunology division, a pharmaceuticals company. From 1994 to 1996, Dr. Loberg served as President of Bristol-Myers Squibb Company's U.S. Primary Care division. Dr. Loberg also serves as a director of Advanced Magnetics, Inc. Dr. Loberg holds a B.S. in chemistry from Trinity College and a Ph.D. in chemistry from Washington University.

        L. Gordon Letts, Ph.D., age 56, has served as our Senior Vice President, Research and Development and as our Chief Scientific Officer since May 1997. From December 1993 to May 1997, Dr. Letts served as our Vice President, Research. From 1987 to 1993, he served as Director of Pharmacology for Boehringer Ingelheim Pharmaceuticals, a United States subsidiary of a German pharmaceuticals company. Dr. Letts currently serves as a Vice President of the International Association of Inflammation Societies and serves on the scientific advisory board of IPS Pharma, Inc., a privately-held biopharmaceutical company. Dr. Letts holds a Ph.D. in pharmacology from Sydney University.

        Joseph Grimm, age 53, has served as our Senior Vice President, Business Development, and as our Chief Financial Officer since April 1999. Mr. Grimm has tendered his resignation as our Senior Vice President, Business Development and Chief Financial Officer, Treasurer and Secretary, effective as of the earlier of September 1, 2004 or the date when a new Chief Financial Officer begins employment with us. From October 1997 to January 1999, he served as Chief Financial Officer of Alpha-Beta Technology, Inc., a biopharmaceutical company, and from May 1986 to April 1997, he served as Vice President Finance and Treasurer of Genetics Institute, Inc., a biopharmaceutical company. Mr. Grimm holds a B.A. from the University of Wisconsin and a M.B.A. from the University of Minnesota.

        Manuel Worcel, M.D., age 65, has served as our Chief Medical Officer since 1997. He also served as our President from September 1993 to September 2003. From 1993 to 1997, Dr. Worcel also served as our Chief Executive Officer and as a director. From 1989 to 1993, Dr. Worcel served as Head of Cardiovascular Research and Development of Ciba Geigy Corp., a pharmaceutical company. Dr. Worcel has served as a professor at the Institut de la Sante et de la Recherche Medicale in France and is currently a Fellow of the Hypertension Council of the American Heart Association. Dr. Worcel holds a M.D. from the University of Buenos Aires.

Audit Committee

        We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Davey S. Scoon, Robert S. Cohen and Zola Horovitz, Ph.D.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of our records and written representations by the persons required to file these reports, we believe that all filing requirements of Section 16(a) were satisfied with respect to our most recent fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

        The table below sets forth the total compensation paid or accrued for the fiscal years ended December 31, 2003, 2002 and 2001 to our chief executive officer and each of our three most highly compensated other executive officers who were serving as executive officers on December 31, 2003 and whose total annual compensation exceeded $100,000 for the year ended December 31, 2003. We refer to these officers as our named executive officers.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation ($)		Number of Securities Underlying Options	All Other Compensation (2)
Michael D. Loberg, Ph.D. President and Chief Executive Officer	2003 2002 2001	$319,693 304,560 284,502	$136,889 90,577 74,682	— 293,208(1 27,405(3	) )	230,000 — 60,000	$1,032 1,032 552
Manuel Worcel, M.D. Chief Medical Officer	2003 2002 2001	259,121 246,774 238,451	87,588 52,439 44,705	— — —		130,000 — 30,000	3,048 1,558 1,492
L. Gordon Letts, Ph.D. Senior Vice President, Research and Development and Chief Scientific Officer	2003 2002 2001	239,080 227,689 219,989	77,596 46,750 36,298	— 35,843(3 51,540(3	) )	130,000 65,000 30,000	976 490 469
Joseph Grimm (4) Senior Vice President, Business Development, Chief Financial Officer, Treasurer and Secretary	2003 2002 2001	216,243 205,947 198,989	72,574 38,512 32,825	— — —		95,000 — 25,000	459 430 411

(1)
Amount represents loan forgiveness of principal and accrued interest, including a gross up on taxable amounts resulting from the forgiveness of interest.

(2)
Amount represents the payment of premiums on group term life insurance.

(3)
Amount represents loan forgiveness of principal and accrued interest, including a gross up on taxable amounts resulting from the forgiveness of both principal and interest.

(4)
Mr. Grimm has tendered his resignation as our Senior Vice President, Business Development, Chief Financial Officer, Treasurer and Secretary, effective as of the earlier of September 1, 2004 or the date when a new Chief Financial Officer begins employment with us.

Option Grants in Last Fiscal Year

        The following table sets forth certain information concerning grants of stock options to purchase shares of our common stock made to executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2003.

Option Grants in Last Fiscal Year

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year
Name			Exercise Price		Expiration Date
						5%	10%
Michael D. Loberg, Ph.D.	100,000 130,000	10% 13%	$ $	2.00 7.98	06/17/2013 12/01/2013	$125,779 652,415	$318,748 1,653,348
Manuel Worcel, M.D.	55,000 75,000	6% 8%	$ $	2.00 7.98	06/17/2013 12/01/2013	69,178 376,393	175,312 953,855
L. Gordon Letts, Ph.D.	55,000 75,000	6% 8%	$ $	2.00 7.98	06/17/2013 12/01/2013	69,178 376,393	175,312 953,855
Joseph Grimm	35,000 60,000	4% 6%	$ $	2.00 7.98	06/17/2013 12/01/2013	44,023 301,115	111,562 763,084

(1)
Amounts reported in these columns represent amounts that may be realized upon exercise of the stock options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on our common stock over the term of the stock options, net of exercise price. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock and the date on which the options are exercised.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

        The following table sets forth certain information regarding the exercise of stock options during the fiscal year ended December 31, 2003 and the number and value of unexercised options held as of December 31, 2003 by the executive officers named in the Summary Compensation Table.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)	Value of Unexercised In-The-Money Options at Fiscal Year-End ($)(2)
Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Michael D. Loberg, Ph.D.	—	—	212,940/272,060	$1,325,822/$745,023
Manuel Worcel, M.D.	30,469	58,500	317,345/151,930	$1,985,240/$403,733
L. Gordon Letts, Ph.D.	100,525	138,672	182,695/210,430	$1,112,708/$707,056
Joseph Grimm	—	—	115,965/110,335	$731,704/$262,971

(1)
Value represents the difference between the exercise price per share and the fair market value per share of our common stock on the date of exercise, multiplied by the number of shares acquired on exercise.

(2)
Value is based on the difference between the closing sale price per share of our common stock on December 31, 2003, the last trading day of the fiscal year ended December 31, 2003 ($7.185), and the applicable option exercise price, multiplied by the number of shares subject to the option.

Employment Letters

        We have entered into employment letters with the following executive officers: Dr. Loberg, Dr. Worcel and Dr. Letts. Each of these agreements provide for severance payments in the event of a termination by us without cause up to an amount equal to six months of such executive officer's base salary. In addition, Dr. Worcel's agreement provides that in the event of a sale of our company prior to July 1 of any calendar year, Dr. Worcel will receive 50% of his scheduled bonus for such year, and if such sale occurs anytime after July 1 of any calendar year, he will be entitled to 100% of his scheduled bonus for such year.

        We are in the process of negotiating a Severance and Settlement Agreement and Release with Mr. Grimm to set forth the terms that will govern his separation from the company. We anticipate that Mr. Grimm will remain as Senior Vice President, Business Development and Chief Financial Officer, Treasurer and Secretary until the earlier of September 1, 2004 or the date when a new Chief Financial Officer is hired. Upon his separation, we currently anticipate that Mr. Grimm will receive six months of his base salary as severance pay and a bonus payment equal to $3,739.21 per each bi-monthly pay period between January 1, 2004 and his separation date. In addition, for the six-month period after Mr. Grimm's separation, we anticipate that we will contribute toward the health and dental insurance premiums for Mr. Grimm's coverage. We anticipate that we will accelerate the vesting of Mr. Grimm's options to purchase 31,418 shares of the company's common stock and will provide Mr. Grimm with twelve months after his separation date in which to exercise such options. Finally, we anticipate that Mr. Grimm will be available to provide consulting services to us through December 31, 2004 at the rate of $2,500 per day.

        Each executive officer has signed our standard form of invention and non-disclosure agreement, providing for protection of our confidential information and ownership of intellectual property developed by such executive officer and our standard form of non-competition and non-solicitation agreement, providing for a one-year non-compete and one year non-solicitation agreement.

Compensation of Directors

        Effective August 2003, we compensate our directors for service on the board of directors in the amount of $4,000 per quarter. In addition, members of the audit committee will receive $2,000 per committee meeting and members of the compensation committee and nominating and corporate governance committee will receive $1,000 per committee meeting. The chair of the audit committee will receive an additional $2,000 per year, and the chair of the compensation committee and the chair of the nominating and corporate governance committee will each receive an additional $1,000 per year. Directors are reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the board of directors and its committees.

        Directors are also eligible to participate in our amended and restated 2003 stock incentive plan. In August 2003, the board of directors adopted a program under which each non-employee director is eligible to receive an option to purchase 20,000 shares of our common stock upon his appointment to the board and also is eligible to receive an annual grant of an option to purchase 10,000 shares of our common stock at each year's annual meeting at which he serves as a director. All options granted under our director option program vest in four equal annual installments beginning on the first anniversary of the grant date. Each option terminates on the earlier of ten years from the date of grant or 90 days after the optionee ceases to serve as a director, except in the case of death or disability, in which event the option terminates three months from the date of the director's death or disability.

Mr. Loberg's options terminate one year from his death or disability. The exercise price of these options equals the fair market value of our common stock on the date of grant.

        In accordance with our director stock option program in effect in 2003, in November 2003 we granted Mr. Scoon an option to purchase 20,000 shares of our common stock at an exercise price of $8.90 per share, which was the closing sale price of our common stock, as reported on the NASDAQ National Market, on the date of grant, upon his appointment to the board of directors.

        For information regarding consulting fees paid to members of our board of directors, see "Item 13. Certain Relationships and Related Transactions—Consulting Arrangements."

Compensation Committee Interlocks and Insider Participation

        The members of the Compensation Committee during the fiscal year ended December 31, 2003 were Dr. Karabelas and Messrs. Cohen and Leschly. No member of the Compensation Committee was at any time during the fiscal year ended December 31, 2003, or formerly, an officer or employee of NitroMed or any subsidiary of NitroMed, nor has any member of the Compensation Committee had any relationship with NitroMed during the fiscal year ended December 31, 2003 requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934.

        None of our executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of NitroMed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

        The following table sets forth information regarding beneficial ownership of our common stock as of April 16, 2004 by:

  •
  each person or entity that beneficially owns more than 5% of the outstanding shares of our common stock,

  •
  each of our directors,

  •
  our chief executive officer and our three other most highly compensated executive officers on December 31, 2003, and

  •
  all of our directors and executive officers as a group.

        The number of shares of common stock beneficially owned by each person or entity is determined in accordance with the applicable rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares of our common stock. The information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under community property laws. The inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner (1)	Number of Shares Owned	Common Stock Underlying Options Acquirable Within 60 Days	Total Beneficial Ownership	Percentage of Common Stock Beneficially Owned (2)
5% Stockholders
Funds Managed by HealthCare Ventures, L.L.C. (3) 44 Nassau Street, Second Floor Princeton, NJ 08837	6,354,103	—	6,354,103	24.8
Rho Ventures (4) 152 West 57th Street, 23rd Floor New York, NY 10019	5,469,333	—	5,469,333	21.3
Funds Managed by Care Capital LLC (5) 47 Hullfish Street, Suite 310 Princeton, NJ 08542	2,051,533	—	2,051,533	8.0
Delaware Management Holdings (6) 2005 Market Street Philadelphia, PA 19103	2,044,300	—	2,044,300	8.0
Johnson & Johnson Development Corporation One Johnson & Johnson Plaza New Brunswick, NJ 08933	1,342,207	—	1,342,207	5.2
Directors and Named Executive Officers
Michael D. Loberg, Ph.D. (7)	359,384	233,970	593,354	2.3
Manuel Worcel	53,758	328,310	382,068	1.5
L. Gordon Letts, Ph.D.	100,125	200,160	300,285	1.2
Joseph Grimm	34,383	123,632	158,015	*
Robert S. Cohen	—	25,000	25,000	*
Argeris Karabelas, Ph.D. (8)	2,051,533	7,500	2,059,033	8.0
Zola Horovitz, Ph.D.	—	25,000	25,000	*
Mark Leschly (9)	5,489,333	—	5,489,333	21.4
John W. Littlechild (10)	6,361,603	5,625	6,367,228	24.8
Joseph Loscalzo	3,449	72,551	76,000	*
Davey S. Scoon	—	—	—	*
All directors and executive officers as a group (11 persons)	14,453,568	1,021,748	15,475,316	60.3

*
Less than 1% of our outstanding common stock.

(1)
Unless otherwise indicated, the address of each stockholder is NitroMed, Inc., 12 Oak Park Drive, Bedford, MA 01730.

(2)
Percentage of beneficial ownership is based on 25,644,862 shares of our common stock outstanding as of April 16, 2004. Shares of common stock subject to options currently exercisable, or exercisable within 60 days of April 16, 2004, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage for any other person.

(3)
Consists of 2,407,472 shares of common stock held by HealthCare Ventures III, L.P.; 707,033 shares of common stock held by HealthCare Ventures IV, L.P.; 1,240,788 shares of common stock held by HealthCare Ventures V, L.P.; and 1,998,810 shares of common stock held by HealthCare Ventures VI, L.P. Mr. Littlechild, a director of NitroMed, is a general partner of HealthCare Partners III, L.P., the general partner of HealthCare Ventures, III, L.P., HealthCare Partners IV, L.P., the general partner of HealthCare Ventures IV, L.P., HealthCare Partners V, L.P., the general partner of HealthCare Ventures V, L.P. and HealthCare Partners

  VI, L.P., the general partner of HealthCare Ventures VI, L.P. Mr. Littlechild disclaims beneficial ownership of the shares held by each of the funds managed by HealthCare Ventures, L.L.C., except to the extent of his pecuniary interest therein.

(4)
Consists of 3,268,877 shares of common stock held by Rho Management Trust II; 378,884 shares of common stock held by Rho Ventures IV L.P., 891,990 shares of common stock held by Rho Ventures IV (QP) L.P. and 929,582 shares of common stock held by Rho Ventures IV GmbH & Co., Beteiligungs KG. Mark Leschly, a director of NitroMed, is a Managing Member of the general partner of Rho Ventures IV, L.P. and Rho Ventures IV (QP), L.P., a Managing Director of the general partner of Rho Ventures IV GmbH & Co. Beteiligungs KG and a Managing Partner of the investment advisor to Rho Management Trust II. Mr. Leschly disclaims beneficial ownership of the shares held by each of the funds managed by Rho Capital Partners, Inc. except to the extent of his pecuniary interest therein.

(5)
Consists of 617,486 shares of common stock held by CC/Q Partners, L.P.; 718,677 shares of common stock held by CC/M NitroMed Holdings, L.P.; 281,954 shares of common stock held by CC NitroMed Holdings, L.P.; and 433,416 shares of common stock held by Care Capital Investments II, L.P. Argeris Karabelas, a director of NitroMed, is a partner of Care Capital LLC, the general partner of each of the funds managed by Care Capital LLC.

(6)
Based on a Schedule 13G filed with the Securities and Exchange Commission on February 9, 2004.

(7)
Includes 72,776 shares of common stock held in trust for the benefit of Dr. Loberg's children of which Dr. Loberg disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(8)
Includes 2,051,533 shares of common stock held by funds managed by Care Capital LLC. (See Note 4 above).

(9)
Includes 5,469,333 shares of common stock held by funds managed by Rho Ventures. Mark Leschly, a director of NitroMed, is a Managing Member of the general partner of Rho Ventures IV, L.P. and Rho Ventures IV (QP), L.P., a Managing Director of the general partner of Rho Ventures IV GmbH & Co. Beteiligungs KG and a Managing Partner of the investment advisor to Rho Management Trust II. Mr. Leschly disclaims beneficial ownership of the shares held by each of the funds managed by Rho Capital Partners, Inc. except to the extent of his pecuniary interest therein.

(10)
Includes 6,354,103 shares of common stock held by funds managed by HealthCare Ventures, L.L.C. Mr. Littlechild, a director of NitroMed, is a general partner of HealthCare Partners III, L.P., the general partner of HealthCare Ventures III, L.P., HealthCare Partners IV, L.P., the general partner of HealthCare Ventures IV, L.P., HealthCare Partners V, L.P., the general partner of HealthCare Ventures V, L.P. and HealthCare Partners VI, L.P., the general partner of HealthCare Ventures VI, L.P. Mr. Littlechild disclaims beneficial ownership of the shares held by each of the funds managed by HealthCare Ventures, L.L.C., except to the extent of his pecuniary interest therein.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2003 about the securities authorized for issuance under our equity compensation plans, consisting of our 1993 Equity Incentive Plan, our Amended and Restated 2003 Stock Incentive Plan, and our 2003 Employee Stock Purchase Plan. All of our equity compensation plans were adopted with the approval of our stockholders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,898,584	$2.62	1,545,494
Equity compensation plans not approved by stockholders	—	—	—

Total:	2,898,584	$2.62	1,545,494

(1)
Includes 1,472 shares of our common stock issuable under our 1993 Equity Incentive Plan, 1,544,022 shares of our common stock issuable under our Amended and Restated 2003 Stock Incentive Plan and no shares of our common stock issuable under our 2003 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Issuance of Series E Convertible Preferred Stock

        In August 2003, we sold an aggregate of 2,776,347 shares of our series E convertible preferred stock at a price per share of $7.2037 for an aggregate purchase price of approximately $19.9 million. Of these 2,776,347 shares, an aggregate of 2,639,365 shares of series E convertible preferred stock were sold to the directors, officers and five percent stockholders and their affiliates named below. These shares automatically converted into shares of our common stock upon the closing of our initial public offering on November 11, 2003 at a conversion ratio of 1.1526 shares of common stock for each share of series E convertible preferred stock then held.

Name	Series E Convertible Preferred Stock	Purchase Price
Rho Ventures (1)	1,665,808	$11,999,981
Funds managed by HealthCare Ventures, L.L.C. (2)	416,452	2,999,995
Funds managed by Care Capital LLC (3)	557,105	4,013,217

Total:	2,639,365	$19,013,194

(1)
Consists of 1,060,132 shares of series E preferred stock purchased by Rho Management Trust II; 104,288 shares of series E preferred stock purchased by Rho Ventures IV, L.P.; 245,520 shares of series E preferred stock purchased by Rho Ventures IV (QP), L.P.; and 255,868 shares of series E preferred stock purchased by Rho Ventures IV GmbH & Co. Beteiligungs KG. Mark Leschly, a director of NitroMed, is a Managing Member of the general partner of Rho Ventures IV, L.P. and Rho Ventures IV (QP), L.P., a Managing Director of the general partner of Rho Ventures IV GmbH & Co. Beteiligungs KG and a Managing Partner of the investment advisor to Rho Management Trust II.

(2)
Consists of 208,226 shares of series E preferred stock purchased by HealthCare Ventures V, L.P. and 208,226 shares of series E preferred stock purchased by HealthCare Ventures VI, LP. John W. Littlechild, a director of NitroMed, is a general partner of HealthCare Ventures, L.L.C., the general partner of each of the funds managed by HealthCare Partners V, L.P., the general partner of HealthCare Ventures V, L.P., and HealthCare Partners VI, L.P., the general partner of HealthCare Ventures VI, L.P.

(3)
Consists of 91,231 shares of series E preferred stock purchased by CC/M NitroMed Holdings, L.P.; 15,167 shares of series E preferred stock purchased by CC NitroMed Holdings, L.P.; 78,386 shares of series E preferred stock purchased by CC/Q Partners, L.P.; and 372,321 shares of series E preferred stock purchased by Care Capital Investments II, L.P. Argeris Karabelas, a director of NitroMed, is a partner of Care Capital LLC, the general partner of each of the funds managed by Care Capital LLC.

Registration Rights

        Certain holders of our common stock, including shares of our common stock underlying warrants, are entitled to require us to register their shares of common stock or participate in a registration of shares of common stock by us under the Securities Act of 1933. These rights are provided under the terms of stockholders' agreements between us and these holders. These holders include the following directors, officers and holders of more than five percent of our voting securities and their affiliates:

Name of Holder	Number of Registrable Shares of Common Stock
Funds managed by HealthCare Ventures, L.L.C. (1)	6,354,103
Rho Ventures (2)	5,169,375
Funds managed by Care Capital LLC (3)	2,051,533
Johnson & Johnson Development Corporation	1,342,207
Michael D. Loberg	286,608
Joseph Grimm	34,383
Manuel Worcel	23,289

Total:	15,261,498

(1)
John W. Littlechild, a director of NitroMed, is a general partner of HealthCare Partners III, L.P., the general partner of HealthCare Ventures III, L.P., HealthCare Partners IV, L.P., the general partner of HealthCare Ventures IV, L.P., HealthCare Partners V, L.P., the general partner of HealthCare Ventures V, L.P., and HealthCare Partners VI, L.P., the general partner of HealthCare Ventures VI, L.P.

(2)
Mark Leschly, a director of NitroMed, is a Managing Member of the general partner of Rho Ventures IV, L.P. and Rho Ventures IV (QP), L.P., a Managing Director of the general partner of Rho Ventures IV GmbH & Co. Beteiligungs KG and a Managing Partner of the investment advisor to Rho Management Trust II.

(3)
Argeris Karabelas, a director of NitroMed, is a partner of Care Capital LLC, the general partner of each of the funds managed by Care Capital LLC.

Boston University

        Dr. Loscalzo, a member of our board of directors, is the Chairman of the Department of Medicine at Boston University Medical School, Physician-in-Chief, Boston Medical Center and Director of the Whitaker Cardiovascular Institute at the Boston Medical Center.

        Dr. Loscalzo has served as a consultant since 1992 and as the chair of our scientific advisory board since 1999. In October 2003, we entered into a consulting agreement with Dr. Loscalzo, as amended in April 2004, pursuant to which we have agreed to pay Dr. Loscalzo an annual retainer of $55,000 for his services. The agreement is for a period of ten years, subject to the Company's right to terminate the agreement at any time on 30 days' notice. In 2003, we paid Dr. Loscalzo an aggregate of $70,000.

        In June 1993, as amended in January 1999 and May 2003, we entered into a research and license agreement with the Trustees of Boston University, or BU. Under the agreement, we have agreed to fund a multi-year research program under Dr. Loscalzo's direction at BU in the area of nitric oxide-enhancing medicines. Our funding is principally for laboratory equipment and supplies as well as a portion of the salary of Martin Feelish, Ph.D., a professor of medicine at BU and a member of our scientific advisory board. We have also agreed to provide Dr. Feelish with access to our research facilities at the BU School of Medicine. Under the agreement, in exchange for our sponsored research funding, BU has granted us exclusive worldwide royalty-bearing rights to technology and inventions owned by BU at the effective time of, or developed in the course of, the sponsored research program. We have agreed to pay royalties to BU on all products sold or distributed by us or our affiliates which incorporate or utilize inventions, material or information specified in the agreement. In 2003, we made payments to BU in the amount of $295,750 pursuant to this agreement, excluding the lease payments described below.

        In May 2003, we entered into an oral agreement with BU pursuant to which we lease approximately 1,500 square feet of laboratory space from BU at its Evans Biomedical Research Center in Boston, Massachusetts. The lease has a term of three years and we make annual rental payments of $60,000 pursuant to the lease. As provided above, we have agreed to make this space available to Dr. Feelish of BU. In 2003, we made payments to BU under this agreement in the amount of $30,000.

        For executive officer compensation and option exercise information, see "Item 11. Executive Compensation."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor's Fees

        The following table summarizes the fees of Ernst & Young LLP, our independent auditor, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services:

Fee Category	2003	2002
Audit Fees (1)	$442,700	$48,000
Audit-Related Fees	—	—
Tax Fees (2)	11,300	11,300
All Other Fees	—	—

Total Fees	$454,000	$59,300

(1)
Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with regulatory filings or engagements. In 2003, audit fees included services in connection with our initial public offering totaling $327,000.

(2)
Tax fees consist of fees for tax compliance. Tax compliance services accounted for all of the total tax fees paid for 2003 and 2002.

Pre-Approval Policy and Procedures

        The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent auditor. This policy generally provides that we will not engage our independent auditor to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

        From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent auditor during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

        The Audit Committee has also delegated to the chairman of the Audit Committee the authority to approve any audit or non-audit services to be provided to us by our independent auditor. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Amendment No. 1 on Form 10-K/A.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

NITROMED, INC.
Date: April 29, 2004	By:	/s/ MICHAEL D. LOBERG, PH.D. Michael D. Loberg, Ph.D. President and Chief Executive Officer

QuickLinks

EXPLANATORY NOTE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES