Form 10-Q
period 2004-03-31
NITROMED INC
filed 2004-05-17
CIK 927829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 000-50439

NitroMed, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3159793
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12 Oak Park Drive, Bedford, Massachusetts	01730
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 275-9700

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

As of May 12, 2004, the registrant had 25,644,862 shares of Common Stock, $0.01 par value per share, outstanding.

NITROMED, INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I.    Financial Information

Item 1.           Financial Statements

NITROMED, INC.

BALANCE SHEETS

(in thousands, except par value amounts)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,213	$67,614
Marketable securities	37,745	29,474
Accounts receivable	10	—
Prepaid expenses and other current assets	919	1,296
Total current assets	90,887	98,384
Property and equipment, net	629	686
Other assets	906	100

Total assets	$92,422	$99,170

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$11	$22
Accounts payable	770	832
Accrued expenses	1,359	2,067
Deferred revenue	7,525	7,525

Total current liabilities	9,665	10,446

Deferred revenue, long-term	5,194	6,925
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $.01 par value; 65,000 shares authorized at March 31, 2004 and December 31, 2003; 25,601 shares issued and outstanding at March 31, 2004 and December 31, 2003	256	256
Additional paid-in capital	191,679	191,604
Deferred stock compensation	(3,011)	(3,240)
Accumulated deficit	(111,402)	(106,846)
Accumulated other comprehensive income	41	25
Total stockholders’ equity	77,563	81,799

Total liabilities and stockholders’ equity	$92,422	$99,170

See accompanying notes.

NITROMED, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Research and development	$2,331	$1,694
Operating expenses:
Research and development	5,628	4,434
General and administrative	1,536	566
Total operating expenses	7,164	5,000
Loss from operations	(4,833)	(3,306)
Non operating income (expense):
Interest expense	—	(1)
Interest income	277	71
Rental income	—	49
	277	119
Net loss	(4,556)	(3,187)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	674
Net loss attributable to common stockholders	$(4,556)	$(3,861)
Basic and diluted net loss attributable to common stockholders per common share	$(0.18)	$(3.92)
Shares used in computing basic and diluted net loss attributable to common stockholders per common share	25,601	985

See accompanying notes.

NITROMED, INC.

STATEMENTS OF CASH FLOWS

(in thousands)(unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net loss	$(4,556)	$(3,187)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	85	57
Stock compensation expense	305	221
Changes in operating assets and liabilities:
Accounts receivable	(10)	10,002
Prepaid expenses and other assets	377	(18)
Deferred revenue	(1,731)	(194)
Accounts payable and accrued expenses	(770)	(405)
Net cash provided by (used in) operating activities	(6,300)	6,476
Investing activities
Purchases of property and equipment	(29)	(104)
Purchases of marketable securities	(11,764)	(3,548)
Sales of marketable securities	3,509	2,292
Other assets	(806)	—
Net cash used in investing activities	(9,090)	(1,360)
Financing activities
Principal payments on notes payable	(11)	(10)

Net cash used in financing activities	(11)	(10)
Net increase (decrease) in cash and cash equivalents	(15,401)	5,106
Cash and cash equivalents at beginning of period	67,614	5,160
Cash and cash equivalents at end of period	$52,213	$10,266

See accompanying notes.

NITROMED, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2004

(1)                                 Basis of Presentation

The accompanying unaudited financial statements of NitroMed, Inc. (NitroMed or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2004. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s latest audited annual financial statements. Those audited financial statements are included in the Company’s annual report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on March 30, 2004.

(2)                                 Stock-Based Compensation

The Company has elected to account for its stock-based compensation plans under the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, rather than the alternative fair value accounting provided under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). In accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling Goods or Services, the Company records compensation expense equal to the fair value of the option granted to non-employees over the vesting period, which is generally the period of service.

For the years ended December 31, 2003 and December 31, 2002, the Company granted 413,250 and 241,000 options, respectively, to employees at exercise prices below the fair value of the Company’s common stock. The Company recorded deferred stock compensation expense related to these grants of $3,317,000 and $566,000 in 2003 and 2002, respectively. These amounts are being recognized ratably over the vesting period of four years. Included in the results of operations for the three month periods ended March 31, 2004 and 2003 is compensation expense of  $229,000 and  $35,000, respectively.

For purposes of pro forma disclosures, the estimated fair value of the option is amortized over the option’s vesting period. Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	Three Months Ended March 31,
	2004	2003
Net loss attributable to common stockholders as reported	$(4,556)	$(3,861)
Add: Stock-based employee compensation expense included in reported net loss	251	131
Deduct: Stock-based employee compensation expense determined under fair value based method	(320)	(282)
Pro forma net loss	$(4,625)	$(4,012)

Basic and diluted net loss per share
As reported	$(0.18)	$(3.92)
Pro forma	$(0.18)	$(4.07)

(3)                                 Comprehensive Income (Loss)

Components of comprehensive income (loss) include net income (loss) and certain transactions that have generally been reported in the statement of stockholders’ equity.  Comprehensive loss for the three months ended March 31, 2004 and March 31, 2003 was $4,540,000 and $3,861,000, respectively.

(4)                                 Net Loss Per Share and Pro Forma Net Loss Per Share

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

Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of all outstanding redeemable convertible preferred stock into shares of the Company’s common stock effective upon the closing of the Company’s initial public offering, as if such conversion had occurred at the date of the original issuance.

The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the respective periods. The pro forma basic and diluted net loss per share gives effect to the conversion of the redeemable convertible preferred stock as if converted at the date of original issuance.

	Three Months Ended March 31,
	2004	2003
Basic and Diluted:
Net loss	$(4,556)	$(3,187)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(674)
Net loss attributable to common stockholders	$(4,556)	$(3,861)

Weighted average common shares used to compute net loss per share	25,601	985
Basic and diluted net loss per share	$(0.18)	$(3.92)

Pro forma basic and diluted:
Net loss	$(4,556)	$(3,187)

Weighted average common shares used to compute net loss per share	—	985
Weighted average number of common shares assuming the conversion of all redeemable preferred stock at the original date of issuance	25,601	14,031
Weighted average common shares used to compute pro forma net loss per share	25,601	15,016

Pro forma basic and diluted net loss per share	$(0.18)	$(0.21)

(5)                                 Commitments and Contingencies

An academic institution has asserted that patents and patent applications which relate to the nitric oxide stent program may require a license from such institution. It is the opinion of the Company’s management and legal counsel that the disputed intellectual property has been validly licensed to, or is validly owned by, the Company. Accordingly, the accompanying financial statements do not include any provision related to this claim.

(6)                                 New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which was amended by FIN 46R, issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (VIEs) that either do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or for which the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004 to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003 if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. The Company does not have any entities that require disclosure or entities that would require consolidation under FIN 46 that had not previously been consolidated as a result of FIN 46.

In November 2003, during discussion on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the EITF reached a consensus which requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus on quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003 and comparative information for earlier periods presented is not required. The Company currently does not have any impaired investments and thus the adoption of this consensus did not have a material impact on its financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition, (SAB 104), which supercedes SAB 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements and to rescind the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (FAQ) issued with SAB 101. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s revenue recognition policies.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an emerging pharmaceutical company that discovers, develops and seeks to commercialize proprietary pharmaceuticals. We have devoted substantially all of our efforts towards the research and development of our product candidates. Since our inception, we have had no revenue from product sales and have funded our operations through the sale of equity securities, debt financings, license fees, research and development funding and milestone payments from our collaborative partners. We have never been profitable and have incurred an accumulated deficit of  $111.4 million as of March 31, 2004.

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

Financial Operations Overview

Revenue.  We have not generated any revenue from product sales since our inception and do not expect to generate any revenue from the sale of products until at least 2006. All of our revenue to date has been derived from license fees, research and development payments and milestone payments that we have received from our corporate collaborators. We expect to generate revenue from our corporate collaborators in a range of approximately $8.0 million to $10.0 million for the fiscal year ending December 31, 2004. In future years, we will seek to generate revenue from a combination of product sales, up-front fees and milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development, milestone and other payments received under our collaborative or strategic relationships and related continuing obligations, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

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

•                                          BiDil. We started enrolling patients in our phase III confirmatory clinical trial for BiDil in May 2001. The trial is being conducted at approximately 160 sites in the U.S. and is over 87% enrolled. We expect to complete this study in mid-2005. We expect to incur significant additional expenditures for BiDil as we complete our clinical trial, apply for regulatory approval, expand our operations and bring BiDil to market. For example, as new clinical sites are initiated and additional patients are enrolled in the trial, we anticipate incurring increased costs from the use of professional service firms supporting the trial. We also anticipate incurring increased costs related to hiring of additional clinical personnel associated with preparations to launch BiDil. We estimate that the total direct cost for this trial will be at least $39.0 million. However, the actual total cost of the clinical trial and our ability to complete this trial in the time period we expect, if at all, is dependent on a number of uncertainties, including our ability to enroll patients at the rate that we expect, potential unanticipated trial delays and other uncertainties relating to the regulatory approval process. We do not anticipate receiving revenue from BiDil until at least 2006, if ever. Our failure to commercialize BiDil on a timely basis would have a material adverse effect on our business, financial condition and results of operations.

•                                          Nitric Oxide-Enhancing COX-2 Inhibitors. We are currently working with Merck Frosst Canada & Co., a wholly-owned subsidiary of Merck & Co., or Merck, to screen proprietary nitric oxide-enhanced COX-2 inhibitors in advance of clinical testing as analgesic and anti-inflammatory agents and in other specified disease areas. These agents are intended to be second-generation COX-2 inhibitors. We expect that additional expenditures will be required to conduct pre-clinical testing and to apply for and conduct clinical trials. Because these agents are in pre-clinical or early clinical development, their successful development is highly uncertain. As such, we are unable to estimate the cost to complete the research and development phase nor are we able to estimate the timing of bringing potential products to market and, therefore, when material cash inflows from milestones and royalties could commence. Our failure to commercialize these products under development on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

•                                          Nitric Oxide Stents. We are currently working with Boston Scientific Corporation, or Boston Scientific, to develop stents coated with nitric oxide-releasing compounds. This program is in pre-clinical development. We expect that additional expenditures will be required to conduct pre-clinical testing and, if such pre-clinical testing is successful, to apply for and conduct clinical trials. Because this program is in pre-clinical development, the successful development of products based upon this program is highly uncertain. As such, we are unable to estimate the cost to complete the research and development phase, nor are we able to estimate the timing of bringing potential products to market and, therefore, when material cash inflows from milestones and royalties could commence. Our failure to commercialize products based upon this program on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

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

Non Operating Income (Expense).  Other income includes interest earned on our cash, cash equivalents and marketable securities, as well as rental income from a sublease of a portion of our facilities in 2003. Other income is net of interest expense.

Merck Collaboration.  In December 2002, we entered into an exclusive, worldwide research, collaboration and licensing agreement that granted Merck marketing and sales rights for nitric oxide-enhancing COX-2 inhibitors. The research portion of the agreement is for three years and can be extended by mutual agreement. In 2003, we received an upfront non-refundable license payment of $10.0 million and two payments, each of $5.0 million, for achieving the first two milestones. The license fee revenue and the revenue from the first $5.0 million milestone payment are being recognized over the remaining life of the research and development program, which ends December 31, 2005. The revenue from the second $5.0 million payment was recognized in the fourth quarter of 2003, the period in which Merck achieved the milestone. We received $600,000 in research and development fees from Merck during the three months ended March 31, 2004, all of which has been recognized as revenue for the three months ended March 31, 2004. We expect to receive additional research and development funding through 2005 and milestone payments upon the successful achievement of specified research objectives and royalties on any product sales.

Boston Scientific Collaboration.  In November 2001, we entered into a development and license agreement with Boston Scientific to develop stents coated with nitric oxide-releasing compounds. We have granted Boston Scientific an exclusive worldwide license to develop and commercialize products for restenosis incorporating two nitric oxide-releasing compounds. In consideration of this license, Boston Scientific made an upfront non-refundable license payment of $1.5 million, which is being recognized over the estimated time period of our contractual obligation to provide research and development services. In the event that specified research, development and commercialization milestones are achieved, Boston Scientific is obligated to make milestone payments to us. Boston Scientific is also obligated to pay royalties to us on the sale of any products resulting from the collaboration. In December 2003, we entered into an extension to the agreement that continues the research and development collaboration through December 2005 and we received an additional $3.0 million, which is being recognized ratably over the research and development collaboration term. Boston Scientific made a $3.5 million investment in our series F junior redeemable convertible preferred stock in 2001 and made an additional $500,000 investment in our series E redeemable convertible preferred stock in August 2003.

Results of Operations

Three Months Ended March 31, 2004 and 2003

Revenue.  Total revenue for the three months ended March 31, 2004 was $2.3 million compared to $1.7 for the three months ended March 31, 2003. The $0.6 million, or 35% increase in revenue in the 2004 period is attributable to additional fees received from Merck and Boston Scientific, and is being recognized ratably over the respective collaboration arrangements.

Research and Development.  Research and development expense for the three months ended March 31, 2004 was $5.6 million compared to $4.4 million for the three months ended March 31, 2003. The $1.2 million, or 27% increase in research and development expenses was primarily due to additional clinical related costs of $985,000  associated with the  BiDil trial. The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Research and Development Program

BiDil	$3,998	$3,013
Nitric oxide-enhancing COX-2 inhibitors	738	420
Nitric oxide stents	458	442
Other expansion of discovery research	434	559
Total research and development expense	$5,628	$4,434

General and Administrative.  General and administrative expense for the three months ended March 31, 2004 was $1.5 million compared to $566,000 for the three months ended March 31, 2003.  The $970,000, or 171%  increase in general and administrative expenses was attributable, in part, to increased costs of approximately $673,000 associated with operating as a public company and $240,000 for the preparation of the possible launch of BiDil.

Non Operating Income (Expense).  Non operating income (expense), net for the three months ended March 31, 2004 was $277,000 compared to $119,000 for the three months ended March 31, 2003. The $158,000, or 133% increase was due to higher fund balances available for investment, net of lower rental income due to our sublease rental agreement ending at our current facility.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of equity, debt and payments from collaborative partners for licenses, research and development and achievement of milestones. As of March 31, 2004, we have received net proceeds of $159.2 million from the issuance of equity securities, primarily as the result of the sale of $99.1 million of our redeemable convertible preferred stock and net proceeds of $60.1 million from our initial public offering in November 2003.  At March 31, 2004, we had $90.0 million in cash, cash equivalents and marketable securities.

During the three months ended March 31, 2004, operating activities used cash of $6.3 million, driven by a net loss of $4.6 million, an increase in prepaid and other assets of $377,000, and a decrease in payables, deferred revenue and other liabilities of  $2.5 million, with adjustments for non-cash charges for stock-based compensation and depreciation and amortization aggregating $390,000.

During the three months ended March 31, 2004, investing activities used cash of $9.1 million due to net purchase of marketable securities of $8.3 million, purchases of computer and lab equipment of $29,000, and a $806,000 security deposit for a new facility lease in Lexington, Massachusetts. We expect to invest approximately $2.0 to $4.0 million in capital expenditures for 2004, principally related to the purchase of laboratory equipment and build-out related cost for this new facility.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2004 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1-3 years	4-5 years	More than five years

Short and long-term debt	$11,000	$11,000	—	—	—
Operating lease obligations(1)	15,473,000	820,000	$2,701,000	$3,010,000	$8,942,000
Total contractual cash obligations	$15,484,000	$831,000	$2,701,000	$3,010,000	$8,942,000

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

Based on our operating plans, we expect to have cash and marketable securities in a range of $66.0 million to $76.0 million at December 31, 2004. We believe that our existing cash, cash equivalents and marketable securities, and cash we expect to receive under our collaborations with Merck and Boston Scientific, will be sufficient to fund our planned operations, including increases in spending for our BiDil clinical program, for at least 21 months from the date of this report. However, we may require significant additional funds earlier than we currently expect to conduct the clinical trial and to obtain regulatory approvals necessary to launch BiDil and to develop our other product candidates.

We may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available to us on acceptable terms, or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders may result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates, or products which we would otherwise pursue on our own.

Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including the following:

•                                          the costs of launching BiDil, if and when it is approved by regulatory authorities;

•                                          the timing, receipt and amount of milestone and other payments, if any, from collaborators;

•                                          the timing, receipt and amount of sales and royalties, if any, from our potential products;

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

•                                          the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•                                          the cost of obtaining and maintaining licenses to use patented technologies; and

•                                          our ability to establish and maintain additional collaborative arrangements.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Inflation

We believe the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue, accrued expenses and the fair value assigned to our common stock and stock awards. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue.  We record revenue on an accrual basis as it is earned and when amounts are considered collectible. Revenues received in advance of performance obligations, or in cases where we have a continuing obligation to perform services, are deferred and recognized over the contractual or estimated performance period. Revenues from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. When we are required to defer revenue, the period over which such revenue should be recognized is subject to estimates by management and may change over the course of the collaborative agreement.

Accrued Expenses.  As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses which we accrue include contract service fees such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials, as well as fees paid to contract manufacturers in conjunction with the production of clinical materials and professional service fees, such as lawyers and accountants. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

Stock-Based Compensation.  We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations in accounting for our stock-based compensation plans, rather than the alternative fair value method provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123. In 2003 and 2002, certain  stock options were granted at exercise prices less than the fair value of our common stock and, as a result, we recorded deferred stock compensation expense. In the notes to our financial statements, we provide pro forma disclosures in accordance with SFAS 123. We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and Emerging Issues Task Force, or EITF, Issue 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” or EITF 96-18.

Accounting for equity instruments granted or sold by us under APB 25, SFAS 123 and EITF 96-18 requires fair value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, our expenses may be over- or under-stated. For equity instruments granted or sold in exchange for the receipt of goods or services, we estimate the fair value of the equity instruments based upon consideration of factors that we deem to be relevant at that time. Because shares of our common stock were not publicly traded prior to the commencement of our public offering on November 5, 2003, market factors historically considered in valuing stock and stock option grants included comparative values of public companies discounted for the risk and limited liquidity provided for in the shares we were issuing, pricing of private sales of our redeemable convertible preferred stock, prior valuations of stock grants and the effect of events that had occurred between the time of such grants, economic trends, and the comparative rights and preferences of the security granted compared to the rights and preferences of our other outstanding equity.

Prior to our initial public offering, the fair value of our common stock was determined by our board of directors contemporaneously with the grant. In the absence of a public trading market for our common stock, our board of directors considered numerous objective and subjective factors in determining the fair value of our common stock. At the time of option grants and other stock issuances, our board of directors considered the liquidation preferences, dividend rights, voting control and anti-dilution protection attributable to our then-outstanding redeemable convertible preferred stock, the status of private and public financial markets, valuations of comparable private and public companies, the likelihood of achieving a liquidity event such as an initial public offering, our existing financial resources, our anticipated continuing operating losses and increased spending levels required to complete our clinical trials, dilution to common stockholders from anticipated future financings and a general assessment of future business risks.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46, which was amended by FIN 46R, issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities, or VIEs, that either do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or for which the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004 to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003 if it is reasonably possible that as of the transition date: (1) we will be the primary beneficiary of an existing VIE that will require consolidation or, (2) we will hold a significant variable interest in, or have significant involvement with, an existing VIE. We do not have any entities that require disclosure or entities that would require consolidation under FIN 46 that had not previously been consolidated as a result of FIN 46.

In November 2003, during discussion on EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the EITF reached a consensus which requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus on quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003 and comparative information for earlier periods presented is not required. We currently do not have any impaired investments and thus the adoption of this consensus did not have a material impact on our financial statements.

In December 2003, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104, which supercedes SAB 101, “Revenue Recognition in Financial Statements,” or SAB 101. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements and to rescind the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers,” or FAQ, issued with SAB 101. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have a material impact on our revenue recognition policies.

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our “critical accounting estimates” and the risk factors set forth below under the caption “Factors That May Affect Future Results.” Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Factors That May Affect Future Results

Risks Relating to our Business

Because we have a history of losses and our future profitability is uncertain, our common stock is a highly speculative investment.

We have experienced significant operating losses since our inception in 1992. For the three months ended March 31, 2004, we had a net loss of $4.6 million. As of March 31, 2004, we had an accumulated deficit of approximately $111.4 million. We expect that we will continue to incur substantial losses and that our cumulative losses will increase as our research, development and commercialization efforts expand. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. To date, we have not recorded any revenue from the sale of products and we will not be able to do so unless and until one of our products completes clinical trials and receives regulatory approval. BiDil is our only product candidate that has advanced into clinical trials and we do not anticipate receiving revenues from BiDil until at least 2006, if ever. All of our other product candidates are in research or pre-clinical development, will require significant additional testing prior to submission of any regulatory applications and, as such, are not expected to be commercially available for many years, if at all.

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

We will require substantial additional funds and, if additional capital is not available, we may need to limit, scale back or cease our operations.

We have used and will continue to require substantial funds to conduct research and development, including preclinical testing and clinical trials of our potential products, and to manufacture and market any products that are approved for commercial sale. For example, we estimate that the total direct cost to complete our BiDil clinical trial will be at least $39.0 million and that we will incur significant additional expenditures to conduct pre-clinical testing and any clinical trials of our nitric oxide-enhancing COX-2 inhibitors, nitric-oxide stents and other early-stage development programs. Because their successful development is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development. We believe that our existing cash and investment securities, including the net proceeds of our initial public offering of common stock, which was completed on November 10, 2003, will be sufficient to support our current operating plan for at least 21 months from the date of this report.

However, our future capital requirements and the period in which we expect our current cash to support our operations may vary from what we expect due to a number of factors, including the following:

•                                          the costs of launching BiDil, if and when it is approved by regulatory authorities;

•                                          the timing, receipt and amount of milestone and other payments, if any, from collaborators;

•                                          the timing, receipt and amount of sales and royalties, if any, from our potential products;

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

•                                          the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•                                          the cost of obtaining and maintaining licenses to use patented technologies; and

•                                          our ability to establish and maintain additional collaborative arrangements.

We will be required to seek additional funding in the future and may do so through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms, or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.

We are heavily dependent on obtaining regulatory approval for and successfully commercializing BiDil, our most advanced drug candidate.

Our research, development and management resources are primarily dedicated to our most advanced drug candidate, BiDil, which is not expected to be commercially available until at least 2006, if at all. If we experience significant delays in completing our phase III confirmatory trial of BiDil, obtain unfavorable or only marginally favorable results from this trial, or fail to achieve regulatory approval or market acceptance of BiDil, our near-term ability to generate product revenue, our reputation and our ability to raise additional capital will be materially impaired and the value of an investment in our stock will decline.

The application of our nitric oxide technology is unproven in humans and, as a result, we may not be able to successfully develop and commercialize any products based upon this technology.

A key component of our strategy is to seek to improve existing medicines with our proprietary nitric oxide technology. Our product candidates include nitric oxide enhancements of existing drugs. Thus, we are modifying compounds whose chemical and pharmacological profiles are well-documented and understood. However, each of our product candidates is a new molecule with a chemical and pharmacological profile that differs from that of the existing drug. None of our product candidates has been sufficiently studied or tested for its chemical and pharmacological properties to have been fully explored and documented. These compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. In addition, it is possible that existing drugs or newly-discovered drugs may not benefit from the application of our nitric oxide technology. If we are not able to successfully develop and commercialize drugs based upon our technological approaches, we will not become profitable and the value of our stock will decline.

If our clinical trials for BiDil and any other product candidates we advance into clinical testing are not successful, we may not be able to successfully develop and commercialize our products.

In order to obtain regulatory approvals for the commercial sale of our product candidates, we and our collaborators will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our product candidates. We may not be able to obtain authority from the FDA or other regulatory agencies to commence or complete these clinical trials. If permitted, such clinical testing may not prove that our drug candidates are safe and effective to the extent necessary to permit us to obtain marketing approvals from regulatory authorities. Moreover, positive results demonstrated in preclinical studies and clinical trials that we complete may not be indicative of results obtained in future clinical trials. Furthermore, we, one of our collaborators, institutional review boards, or regulatory agencies may suspend clinical trials at any time if it is believed that the subjects or patients participating in such trials are being exposed to unacceptable health risks. Adverse or inconclusive clinical trial results concerning any of our drug candidates could require us to conduct additional clinical trials, result in increased costs and significantly delay the filing for marketing approval for those drug candidates with the FDA or result in a filing for a narrower indication.

The successful completion of our BiDil trial will depend on, among other things, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the clinical protocol, the availability of alternative treatments, the proximity of patients to clinical sites and the eligibility criteria for the study. We have experienced decreasing patient enrollment in our BiDil trial over time, primarily due to the patient eligibility criteria and having exhausted the available pool of potential patients at our clinical sites. As a result, we have revised the patient eligibility criteria and increased the number of clinical sites in an attempt to maintain enrollment levels. Despite these changes, we may be unable to enroll the number of patients we need to complete the trial on a timely basis. Delays in planned patient enrollment for the trial may cause us to incur increased costs and delay commercialization.

Our BiDil trial is the first clinical trial of BiDil in the specific drug combination and formulation that we intend to commercialize. We did not conduct the prior clinical trials involving the two generic drugs that comprise the BiDil composition, which were conducted in the 1980s and were not specifically designed to study the safety or efficacy of the therapeutic for African Americans. These prior trials generated the data that served as the basis for the original new drug application for BiDil filed by Medco Research, now King Pharmaceuticals, a third-party pharmaceutical company with whom we have no relationship. Medco received a non-approvable letter from the FDA with respect to its new drug application in 1997. After re-analysis of this data and extensive discussions with the FDA, in 1999 we acquired the new drug application from Dr. Jay Cohn, Professor of the Department of Medicine at the University of Minnesota, who had acquired the new drug application from Medco Research. The data generated in these prior trials also served as the basis for our amendment to that new drug application and the FDA’s resulting request for a confirmatory trial. In the trial, we are studying the use of BiDil as a supplement to current standard-of-care medicines, whereas in prior clinical trials the combination of drugs contained in BiDil was studied as a substitute for an approved therapeutic. As a result, we have limited clinical experience with BiDil in the drug combination and for the specific indication for which we intend to seek marketing approval.

The Food and Drug Administration, or FDA, deemed the original new drug application filed by Medco Research seeking approval for use of BiDil in the general heart failure population non-approvable because the data did not show a statistically significant benefit in that population. In 2001, the FDA issued us a letter stating that, in addition to the data in African American heart failure patients already submitted to the agency, a clearly positive trial in African Americans with heart failure would, together with the satisfaction of other conditions, including its approval of our manufacturing process and marketing materials, provide a basis for approval of BiDil. This letter from the FDA was not an “approvable” letter, which means that the FDA retains broad discretion in determining whether to ultimately approve BiDil.

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

As a result of these factors, we, or third parties on whom we rely, may not successfully begin or complete our clinical trials in the time periods we have forecasted, if at all. Moreover, if we incur costs and delays in our programs or if we do not successfully develop and commercialize our products, our stock price could decline.

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

We are seeking regulatory approval of our lead drug candidate, BiDil, for the treatment of heart failure in African Americans, based upon a confirmatory clinical trial performed exclusively on subjects who are self-identified as African American. To our knowledge, the FDA has never approved a drug product for use particularly in an ethnic population. The FDA’s receptiveness to drugs that are approved and marketed on the basis of different ethnicity-based therapeutic outcomes is untested and we believe may be adversely affected by contrary scientific or public health evidence or political or legal factors. For example, scientific evidence could emerge that suggests that there is no physiological basis to support pharmaceutical development of drugs based upon ethnicity. Moreover, others may express the view that ethnicity is only a sociological concept and, accordingly, there is not a valid basis for the commercialization of medicines based on ethnicity. These factors may impede or prevent us from obtaining FDA approval of BiDil even if the data from our BiDil trial is positive.

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

Other factors that we believe will materially affect market acceptance of BiDil and our other product candidates under development include:

•                                          the timing of our receipt of any marketing approvals, the terms of any approval and the countries in which approvals are obtained;

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

If we or our third party manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions which could affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to less acceptance of our products by the market. These enforcement actions include:

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

•                                          injunctions;

•                                          civil and criminal penalties; and

•                                          suspension of review, refusal to approve pending applications or withdrawal of approval.

We depend on Merck and Boston Scientific, and expect to depend on additional collaborative partners in the future, for a significant portion of our revenues and to develop, conduct clinical trials with, obtain regulatory approvals for, and manufacture, market and sell some of our products under development, and these collaborations may not be successful.

We are relying on Merck to fund the development of and to commercialize products based upon our nitric oxide-enhancing COX-2 inhibitor technologies, and we are relying on Boston Scientific to fund the development of and to commercialize nitric oxide-enhancing stents using our technology to treat the re-closure of arteries, or restenosis, following balloon angioplasty, a treatment to widen blocked arteries. All of our $12.8 million of revenues for 2003 and our $2.3 million of revenues for the three months ended March 31, 2004 were derived from licensing, research and development and milestone payments paid to us by Merck and Boston Scientific. Our agreements with Merck and Boston Scientific, which provide to us research and development funding for certain of our lead programs, generally are terminable upon short notice by the collaborator and additional payments due to us under the collaboration agreements are generally based on the achievement of specific development and commercialization milestones that may not be met. These collaborations also entitle us to royalty payments that are based on the sales of products developed and marketed through the collaboration. These future royalty payments may not materialize or be less than expected if the related products are not successfully developed or marketed, or if we or our collaborators are forced to license intellectual property from third parties. Accordingly, we cannot predict with certainty when, if ever, either of these collaborations will continue to generate revenues for us. The loss of either of these large collaborations would likely significantly decrease our near term revenues and future prospects. We intend to enter into collaborative agreements with other parties in the future relating to other product candidates, and we are likely to have similar risks with regard to any such future collaborations.

In addition, our existing collaborations and any future collaborative arrangements that we seek to enter into with third parties may not be scientifically or commercially successful. Factors that may affect the success of our collaborations include the following:

•                                          our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive with the product on which they are collaborating with us or which could affect our collaborative partners’ commitment to the collaboration with us;

•                                          reductions in marketing or sales efforts or a discontinuation of marketing or sales of our products by our collaborators would reduce our revenues, which will be based on a percentage of net sales by the collaborator;

•                                          our collaborators may terminate their collaborations with us, which could make it difficult for us to attract new collaborators or adversely affect how we are perceived in the business and financial communities; and

•                                          our collaborators may pursue higher-priority programs or change the focus of their development programs, which could affect the collaborators’ commitment to us.

We have no sales and marketing experience and may depend significantly on third parties who may not successfully commercialize our products.

We have no sales, marketing and distribution experience. We intend to independently launch and market BiDil and certain other products not already subject to marketing agreements where we believe the target physician market can be effectively reached by the internal sales force we intend to establish. In order to develop an internal sales, distribution and marketing capability, we will have to invest significant amounts of money and management resources. We plan to minimize these expenditures prior to obtaining the results of our BiDil trial, but this may provide us insufficient time to build our sales and marketing capabilities in advance of BiDil’s launch. If we develop these capabilities and approval of BiDil is delayed substantially, or BiDil is not approved, we will have incurred significant unrecoverable expenses.

For products for which we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

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

We have no manufacturing experience. In order to continue to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We currently rely on third parties for the production of certain of our products, including BiDil, for preclinical and clinical testing purposes, and we expect to continue to do so in the future. Only a limited number of manufacturers can supply nitric oxide-based medicines, and we have not secured a long-term commercial supply arrangement for any of our product candidates, including BiDil. The manufacturing process for any of our products is an element of the FDA approval process and we will need to contract with manufacturers who can meet the FDA requirements on an ongoing basis. As part of obtaining regulatory approval for BiDil, we will need to engage a commercial manufacturer that will be required, among other things, to produce validation batches of the drug consistent with regulatory approval requirements. To the extent we enter into manufacturing arrangements with third parties, we will be dependent upon these third parties to perform their obligations in a timely manner and in accordance with applicable government regulations. In addition, if we receive the necessary regulatory approval for our products, we also expect to rely on third parties, including our collaborative partners, to produce materials required for commercial production. We may experience difficulty in obtaining adequate manufacturing capacity for our needs. If we are unable to obtain or maintain contract manufacturing of these products, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.

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

Our patent protection for BiDil, which is a combination of two generic drugs, is limited, and we may be subject to generic substitution or competition and resulting pricing pressure.

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

Other factors may also adversely affect our patent protection for BiDil. The combination therapy of isosorbide dinitrate and hydralazine for use in heart failure was developed through lengthy, publicly-sponsored clinical trials conducted during the 1980s, prior to the filing of the patent application that resulted in the 2007 patent. The U.S. Patent and Trademark Office, or U.S. patent office, considered published reports on these clinical trials and concluded that they did not constitute prior art that would prevent the issuance of the 2007 patent. The U.S. patent office also considered the question of whether the 2007 patent constituted prior art with respect to the 2020 patent, but determined that the claims of the 2020 patent were non-obvious and patentable. A court considering the validity of the 2007 or 2020 patents with respect to questions of prior art might be presented with other alleged prior art or might reach conclusions different from those reached by the U.S. patent office. If the 2007 or 2020 patents were to be invalidated or if physicians were to prescribe isosorbide dinitrate and hydralazine rather than BiDil for heart failure in African Americans, our BiDil revenue could be significantly reduced, we could fail to recover the cost of developing BiDil and BiDil might not be a viable product.

If we are not able to obtain and enforce patent protection for our discoveries, our ability to develop and commercialize our product candidates will be harmed and we may not be able to operate our business profitably.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the patent and other intellectual property laws of the United States and other countries, in order to prevent others from using our inventions and proprietary information. Because certain United States patent applications are confidential until patents issue, such as applications filed prior to November 29, 2000 or applications filed after such date which will not be filed in foreign countries, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over any patent applications of others.

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

The issued patents and patent applications for our drug development candidates and nitric oxide technology include claims with respect to both the composition of specific drugs or compounds and specific methods of using these drugs or compounds in therapeutic areas. In some cases, like BiDil, our only patent protection is with respect to the method of using a drug or compound and we do not have patent claims covering the underlying composition of the drug or compound. Method-of-use patents may provide less protection for our product candidates because it may be more difficult to prove direct infringement against a pharmaceutical manufacturer or distributor. In addition, if any other company markets a drug that we expect to market under the protection of a method-of-use patent, physicians will be able to prescribe that drug for use in the indication for which we have obtained approval, even though the drug is not approved for such indication. As a practical matter, we may not be able to enforce our method-of-use patents against physicians prescribing drugs for such off-label use. Off-label use and any resulting off-label sales could make it more difficult to obtain the price we would otherwise wish to achieve for, or to successfully commercialize, our product. In addition, in those situations where we have only method-of-use patent coverage for a product candidate, it may be more difficult to find a pharmaceutical company partner to license or support development of our product candidate.

Our pending patent applications may not result in issued patents. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the U.S. patent office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others.

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

A third party may sue us for infringing on its patent rights. Likewise, we may need to resort to litigation to enforce a patent issued to us or to determine the scope and validity of third party proprietary rights. For example, the cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, our strategy of providing nitric oxide-enhancing versions of existing medicines could lead to more patent litigation as the markets for these existing medicines are very large and competitive. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

For example, we have filed an opposition in the European Patent Office, or EPO, to revoke NicOx S.A.’s European Patent No. 904 110, which we refer to as EP ‘110. This patent is directed to the use of organic compounds containing a nitrate group or inorganic compounds containing a nitric oxide group to reduce the toxicity caused by certain drugs, including non-steroidal anti-inflammatory drugs, or NSAIDs. The basis for our opposition, in part, is that the claims in EP ‘110 are anticipated and therefore invalid if they are construed to cover a single compound chemically linked to a nitrate. While we believe that the claims in EP ‘110 will be invalidated, or be narrowed, we cannot predict with certainty the outcome of the opposition. If the EPO finds that there are valid claims in EP ‘110 that cover compounds chemically linked to nitrates, we may be adversely affected in our ability to market our product candidates for reducing gastrointestinal toxicity without first obtaining a license from NicOx, which may not be available on favorable terms, if at all. We do not know whether NicOx has filed claims of similar scope to the EP ‘110 patent in the U.S.

If any parties are able to successfully claim that our creation or use of proprietary technologies infringes upon their intellectual property rights, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license on unfavorable terms. Moreover, any legal action against us or our partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our partners to obtain a license in order to continue to manufacture or market the affected products and processes. Any license required under any patent may not be made available on commercially-acceptable terms, if at all. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to effectively market some of our technology and products, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, a number of our collaborations provide that royalties payable to us for licenses to our intellectual property may be offset by amounts paid by our collaboration partners to third parties who have competing or superior intellectual property positions in the relevant fields, which could result in significant reductions in our revenues from products developed through collaborations.

We in-license a significant portion of our principal proprietary technologies and if we fail to comply with our obligations under any of the related agreements, we could lose license rights that are necessary to developing BiDil and our other product candidates.

We are a party to a number of licenses that give us rights to third party intellectual property that is necessary for our business. In particular, we have obtained the exclusive right to develop and commercialize BiDil pursuant to a license agreement with Dr. Jay N. Cohn, and some of our intellectual property rights relating to nitric oxide compounds have been obtained pursuant to license agreements with the Brigham and Women’s Hospital and Boston University. We expect to enter into additional licenses in the future. These licenses impose various development, commercialization, funding, royalty, diligence, and other obligations on us. If we breach these obligations, the licensor may have the right to terminate the license or render the license non-exclusive, which would result in us being unable to develop, manufacture and sell products that are covered by the licensed technology.

We face significant competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The pharmaceutical and medical device industries are highly competitive and characterized by rapid and significant technological change. Our principal competitors in the markets we have targeted, such as cardiovascular disease and inflammation, are large, multinational pharmaceutical and medical device companies that have substantially greater financial and other resources than we do and are conducting extensive research and development activities on technologies and products similar to or competitive with ours. Moreover, there are a number of companies currently marketing and selling products to treat heart failure in the general population that will compete with BiDil, if it is approved. These include GlaxoSmithKline, plc, which currently markets Coreg; Merck & Co., Inc., which currently markets Vasotec; Pfizer Inc., which currently markets Inspra; and Astra Zeneca, plc, which currently markets Tropol XL. We also face competition from other pharmaceutical companies seeking to develop drugs using nitric oxide technology. For example, we are aware of at least four companies working in the area of nitric-oxide based therapeutics. These companies are GB Therapeutics, of Ontario, Canada, which we believe is in early stage preclinical development of nitrate medicines for Alzheimer’s disease, Parkinson’s disease and dementia; NicOx S.A., a French company, which we believe is engaged in the research and development of nitric-oxide releasing derivatives of existing drug classes; OxoN Medica, of California, which we believe is in preclinical development of drug targets for diseases resulting from dysfunction of the endothelial cells that line the inside of blood vessel walls; and Vasopharm BIOTECH GmbH, of Germany, which we believe is focused on disease mechanisms involving nitric oxide signaling pathways within the vascular wall.

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

Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing, and marketing of human therapeutic products. Our clinical trial liability insurance is subject to deductibles and coverage limitations. We do not currently have any commercial product liability insurance. We may not be able to obtain or maintain insurance on acceptable terms, or at all. Moreover, any insurance that we do obtain may not provide adequate protection against potential liabilities.

Risks Relating to Our Common Stock

Our stock price is subject to fluctuation, which may cause an investment in our stock to suffer a decline in value.

The market price of our common stock may fluctuate significantly in response to factors that are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical, biotechnology and other life sciences companies have been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. For example, our stock price could be adversely affected if drugs developed by others that utilize nitric oxide technology are not successful in clinical testing, fail to achieve regulatory approval or are not accepted in the marketplace, even though these failures may not be related to our product candidates or technology. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our common stock.

We may incur significant costs from class action litigation due to our expected stock volatility.

Our stock price may fluctuate for many reasons, including as a result of public announcements regarding the progress of our development and marketing efforts, the addition or departure of key personnel, variations in our quarterly operating results and changes in market valuations of pharmaceutical, biotechnology or other life sciences companies. Recently, when the market price of a company’s stock has been volatile as our stock price may be, holders of that company’s stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit was without merit, we could incur substantial costs defending the lawsuit. A stockholder lawsuit could also divert the time and attention of our management.

Insiders have substantial control over us and could delay or prevent a change in corporate control.

As of March 31, 2004, our directors, executive officers and principal stockholders, together with their affiliates, own, in the aggregate, approximately 56% of our outstanding common stock. As a result, these stockholders, if acting together, will have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Provisions of our restated certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions may prevent or frustrate attempts by stockholders to replace or remove our current management. These provisions include:

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

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally defined as a person or entity which together with its affiliates owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2004, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by a change in market interest rates on our investments.

Item 4.           Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

The aggregate price of the offering amount registered on our behalf was $66.0 million. In connection with the offering, we paid approximately $4.6 million in underwriting discounts and commissions to the underwriters and incurred an estimated $1.3 million in other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $60.1 million. As of March 31, 2004, all of such proceeds remain from the offering, and pending use of the proceeds, we have invested these funds in short-term, interest-bearing, investment-grade securities.

Item 6.           Exhibits and Reports on Form 8-K.

(a)               The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

(b)              The following reports on Form 8-K were filed for the quarter for which this report is filed:

Current Report on Form 8-K dated and filed January 12, 2004 (reporting, under Items 9 and 12, information related to a presentation by Michael D. Loberg, Ph.D., our President and Chief Executive Officer, at the JP Morgan Healthcare Conference, including information related to our 2003 year-end financial targets).

Current Report on Form 8-K dated and filed March 4, 2004 (reporting, under Item 12, our company’s press release reporting financial results for the quarter ended December 31, 2003).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NITROMED, INC.

	By:	/s/ Joseph Grimm
Joseph Grimm
Senior Vice President, Business Development and Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Date: May 17, 2004

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