Form 10-Q
period 2004-06-30
NITROMED INC
filed 2004-08-16
CIK 927829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period  from          to

Commission File Number 000-50439

NitroMed, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3159793
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

125 Spring Street, Lexington, Massachusetts	02421
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 266-4000

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

As of August 10, 2004, the registrant had 26,221,460 shares of Common Stock, $0.01 par value per share, outstanding.

NITROMED, INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I.  Financial Information

Item 1.    Financial Statements

NITROMED, INC.

BALANCE SHEETS

(in thousands, except par value amounts)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,041	$67,614
Marketable securities	61,502	29,474
Accounts receivable	17	—
Prepaid expenses and other current assets	1,370	1,296
Total current assets	83,930	98,384
Property and equipment, net	1,604	686
Other assets	907	100

Total assets	$86,441	$99,170

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$—	$22
Accounts payable	783	832
Accrued expenses	1,771	2,067
Deferred revenue	7,525	7,525

Total current liabilities	10,079	10,446

Deferred revenue, long-term	3,462	6,925
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value; 65,000 shares authorized at June 30, 2004 and December 31, 2003; 25,824 shares and 25,601 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	258	256
Additional paid-in capital	191,876	191,604
Deferred stock compensation	(2,768)	(3,240)
Accumulated deficit	(116,102)	(106,846)
Accumulated other comprehensive income (loss)	(364)	25
Total stockholders’ equity	72,900	81,799

Total liabilities and stockholders’ equity	$86,441	$99,170

See accompanying notes.

NITROMED, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues:
Research and development	$2,331	$1,694	$4,662	$3,388
Operating expenses:
Research and development	5,085	4,242	10,713	8,677
General and administrative	2,261	687	3,797	1,252
Total operating expenses	7,346	4,929	14,510	9,929
Loss from operations	(5,015)	(3,235)	(9,848)	(6,541)
Non-operating income (expense):
Interest expense	—	(1)	(1)	(2)
Interest income	295	53	573	124
Other income	20	33	20	82
	315	85	592	204
Net loss	(4,700)	(3,150)	(9,256)	(6,337)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(675)	—	(1,349)
Net loss attributable to common stockholders	$(4,700)	$(3,825)	$(9,256)	$(7,686)
Basic and diluted net loss attributable to common stockholders per common share	$(0.18)	$(3.88)	$(0.36)	$(7.80)
Shares used in computing basic and diluted net loss attributable to common stockholders per common share	25,696	985	25,648	985

See accompanying notes.

NITROMED, INC.

STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net loss	$(9,256)	$(6,337)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	162	124
Stock-based compensation expense	521	458
Changes in operating assets and liabilities:
Accounts receivable	(17)	10,000
Prepaid expenses and other assets	(74)	(423)
Deferred revenue	(3,463)	3,862
Accounts payable and accrued expenses	(345)	(433)
Net cash provided by (used in) operating activities	(12,472)	7,251
Investing activities
Purchases of property and equipment	(1,080)	(284)
Purchases of marketable securities	(44,255)	(5,039)
Sales of marketable securities	11,838	5,958
Other assets	(807)	—
Net cash provided by (used in) investing activities	(34,304)	635
Financing activities
Proceeds from exercise of stock options	225	—
Principal payments on notes payable	(22)	(20)
Net cash provided by (used in) financing activities	203	(20)
Net increase (decrease) in cash and cash equivalents	(46,573)	7,866
Cash and cash equivalents at beginning of period	67,614	5,160
Cash and cash equivalents at end of period	$21,041	$13,026

See accompanying notes.

NITROMED, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2004

(1)                                 Basis of Presentation

The accompanying unaudited financial statements of NitroMed, Inc. (NitroMed or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2004. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s latest audited annual financial statements. Those audited financial statements are included in the Company’s annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2003, which has been filed with the Securities and Exchange Commission (SEC).

(2)                                 Stock-Based Compensation

The Company has elected to account for its stock-based compensation plans under the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, rather than the alternative fair value accounting provided under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). In accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling Goods or Services, the Company records compensation expense equal to the fair value of the options granted to non-employees over the vesting period, which is generally the period of service.

For the years ended December 31, 2003 and December 31, 2002, the Company granted 413,250 and 241,000 options, respectively, to employees at exercise prices below the fair value of the Company’s common stock. The Company recorded deferred stock compensation expense related to these grants of $3,317,000 and $566,000 in 2003 and 2002, respectively. These amounts are being recognized ratably over the vesting period of four years. Included in the results of operations for the three month periods ended June 30, 2004 and 2003 is compensation expense of $243,000 and $83,000, respectively. Included in the results of operations for the six month periods ended June 30, 2004 and 2003 is compensation expense of $472,000 and $118,000, respectively.

For purposes of pro forma disclosures, the estimated fair value of the option is amortized over the option’s vesting period. Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003

Net loss attributable to common stockholders as reported	$(4,700)	$(3,825)	$(9,256)	$(7,686)
Add: Stock-based employee compensation expense included in reported net loss	255	128	560	259
Deduct: Stock-based employee compensation expense determined under fair value based method	(1,341)	(3,216)	(1,661)	(3,498)
Pro forma net loss	$(5,786)	$(6,913)	$(10,357)	$(10,925)

Basic and diluted net loss per share
As reported	$(0.18)	$(3.88)	$(0.36)	$(7.80)
Pro forma	$(0.23)	$(7.02)	$(0.40)	$(11.09)

(3)                                 Comprehensive Income (Loss)

Components of comprehensive income (loss) include net income (loss) and certain transactions that have generally been reported in the statement of stockholders’ equity.  Comprehensive loss for the three months ended June 30, 2004 and June 30, 2003 was $5,105,000 and $3,828,000, respectively. Comprehensive loss for the six months ended June 30, 2004 and June 30, 2003 was $9,645,000 and $7,689,000, respectively.

(4)                                 Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003

Basic and Diluted:
Net loss	$(4,700)	$(3,150)	$(9,256)	$(6,337)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(675)	—	(1,349)
Net loss attributable to common stockholders	$(4,700)	$(3,825)	$(9,256)	$(7,686)

Weighted average common shares used to compute net loss per share	25,696	985	25,648	985
Basic and diluted net loss per share	$(0.18)	$(3.88)	$(0.36)	$(7.80)

(5)                                 Commitments and Contingencies

We have entered into an agreement with a consulting firm for services related to the development approval process for BiDil.  The agreement requires us to pay certain deferred legal and consulting fees within 45 days after the date on which we receive written FDA approval, if any, for BiDil.  In addition, under a collaboration and license agreement with a third party, we have agreed to make milestone payments to such party upon FDA approval, if any, and upon the first sale of BiDil.  Assuming that BiDil receives FDA approval and is commercially launched, we estimate that on or about such time we will be required to make payments aggregating approximately $3.0 million to these third parties.

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

In July 2004, we entered into a letter of intent to negotiate the terms of an agreement to lease approximately $3.0 million of capital equipment in 2004, principally related to laboratory and manufacturing equipment.  We cannot be assured that we will enter into the capital equipment lease on favorable terms, if at all.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an emerging pharmaceutical company that discovers, develops and seeks to commercialize proprietary pharmaceuticals. We have devoted substantially all of our efforts towards the research and development of our product candidates. Since our inception, we have had no revenue from product sales and have funded our operations through the sale of equity securities, debt financings, license fees, research and development funding and milestone payments from our collaborative partners. We have never been profitable and have incurred an accumulated deficit of $116.1 million as of June 30, 2004.

Research, development and commercialization expenses relating to our product candidates and to enhancing our core technologies will continue to increase in the near term and may vary significantly from our current estimates. In particular, we expect to incur increased costs beginning in the third quarter of 2004 as we seek regulatory approval for BiDil, our lead product in development for the treatment of African Americans with heart failure. In July 2004, following the recommendation of the independent Data and Safety Monitoring Board and the trial’s steering committee, we halted our BiDil trial because of the significant survival benefit seen in the preliminary trial results for patients taking the drug.  The BiDil trial was designed to evaluate the efficacy of BiDil, when taken daily in addition to the best current therapy.  BiDil is an orally administered nitric oxide-enhancing medicine, which combines isosorbide dinitrate and hydralazine.  At the time the trial was halted, 1,050 patients in 162 clinical sites across the United States were enrolled in the double-blind placebo controlled trial.

General and administrative costs will increase as we prepare for the planned commercialization of BiDil in 2005, assuming approval from the United States Food and Drug Administration, or FDA, and as we continue in our first full fiscal year operating as a public company. As a result of our decision to halt the BiDil trial and submit an amended new drug application to the FDA earlier than initially planned, we expect to incur operating expenses in excess of our previous estimates for the fiscal year ended December 31, 2004, primarily relating to the development of our sales and marketing competencies, pre-launch related expenses and manufacturing costs in connection with the procurement of commercial supplies of BiDil.  In addition, we currently estimate that our existing cash and marketable securities, as well as cash we expect to receive under our collaborations with Merck and Boston Scientific, will be sufficient to support our operating plan, including increased operating expenses in preparation for the planned launch of BiDil, for at least the next 12 months.

We will need to generate significant revenues to achieve profitability.  At the present time we are unable to estimate the level of revenues, if any, that we will realize from the commercialization of our product candidates, including BiDil.  We are therefore unable to estimate when we will achieve profitability, if at all.

Financial Operations Overview

Revenue.  We have not generated any revenue from product sales since our inception and do not expect to generate any revenue from the sale of products until at least 2005. All of our revenue to date has been derived from license fees, research and development payments and milestone payments that we have received from our corporate collaborators. We expect to generate revenue from our corporate collaborators in a range of approximately $8.0 million to $10.0 million for the fiscal year ending December 31, 2004. In future years, we will seek to generate revenue from a combination of product sales, up-front fees and milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development, milestone and other payments received under our collaborative or strategic relationships and related continuing obligations, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

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

•                                          BiDil. From May 2001 to July 2004, we enrolled 1,050 patients at 162 clinical sites in the U.S.  in our phase III confirmatory clinical trial for BiDil. We halted the trial in July 2004 due to a significant survival benefit in the preliminary data for patients taking the drug.  We expect to incur significant additional expenditures for BiDil as we complete the analysis of our clinical trial data, apply for regulatory approval, expand our operations and, if FDA approval is obtained, seek to launch BiDil in 2005. For example, we anticipate incurring increased costs related to hiring of additional personnel associated with preparations to launch BiDil. We estimate that the total direct cost for this trial will be at least $39.0 million. However, the actual total cost of the clinical trial, including any costs associated with the ongoing monitoring of patients and any costs incident to our expected launch of the drug, is dependent on a number of factors, including potential unanticipated delays as we complete our data analysis and prepare and submit an amendment to our previously-submitted new drug application to the FDA and other uncertainties relating to the regulatory approval process. We do not anticipate receiving revenue from BiDil until 2005, if ever. Our failure to commercialize BiDil on a timely basis would have a material adverse effect on our business, financial condition and results of operations.

•                                          Nitric Oxide-Enhancing COX-2 Inhibitors. We are currently working with Merck Frosst Canada & Co., a wholly-owned subsidiary of Merck & Co., or Merck, to screen proprietary nitric oxide-enhanced COX-2 inhibitors in advance of clinical testing as analgesic and anti-inflammatory agents and in other specified disease areas. These agents are intended to be second-generation COX-2 inhibitors.  Merck advanced the first such nitric-oxide enhanced COX-2 inhibitor into phase II clinical trials during the second quarter of 2004.  We expect that additional expenditures will be required to conduct pre-clinical testing and to apply for and conduct clinical trials. Because these agents are in pre-clinical or clinical development, their successful development is highly uncertain. As such, we are unable to estimate the cost to complete the research and development phase nor are we able to estimate the timing of bringing potential products to market and, therefore, when material cash inflows from milestones and royalties could commence. Our failure, or our partner’s failure, to commercialize these products under development on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

•                                          Nitric Oxide Stents. We are currently working with Boston Scientific Corporation, or Boston Scientific, to develop stents coated with nitric oxide-releasing compounds. This program is in pre-clinical development. We expect that additional expenditures will be required to conduct pre-clinical testing and, if such pre-clinical testing is successful, to apply for and conduct clinical trials. Because this program is in pre-clinical development, the successful development of products based upon this program is highly uncertain. As such, we are unable to estimate the cost to complete the research and development phase, nor are we able to estimate the timing of bringing potential products to market and, therefore, when material cash inflows from milestones and royalties could commence. Our failure, or our partner's failure, to commercialize products based upon this program on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

•                                          Other Discovery Research. We are also currently utilizing our nitric oxide expertise to develop products for additional medical conditions, including cardiovascular, gastrointestinal, and pulmonary diseases.  Our efforts in these areas consist of discovery-stage research primarily directed to establishing our intellectual property position.  We expect that additional expenditures will be required to conduct pre-clinical testing and, if such pre-clinical testing is successful, to apply for and conduct clinical trials for any such programs. Because these programs are in pre-clinical development, the successful development of products based upon these programs is highly uncertain. As such, we are unable to estimate the cost to complete research and development, nor are we able to estimate the timing of bringing potential products to market and, therefore, when material cash inflows from milestones and royalties could commence.

General and Administrative.  General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, business development and human resource functions.

Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services.

As a result of the consummation of our initial public offering on November 10, 2003, we have incurred, and will continue to incur, increased general and administrative expense for investor relations and other activities associated with operating as a publicly-traded company. These increases will include the hiring of additional personnel. We intend to continue to incur increased internal and external business development costs to support our various product development efforts, which can vary from period to period. Beginning in the third quarter of 2004, we also anticipate incurring significant increased expenses in connection with the expected commercial introduction of BiDil in 2005, assuming BiDil receives FDA approval.

Non Operating Income (Expense).  Other income includes interest earned on our cash, cash equivalents and marketable securities, as well as rental income from a sublease of a portion of our facilities in 2003. Other income is net of interest expense.

Merck Collaboration.  In December 2002, we entered into an exclusive, worldwide research, collaboration and licensing agreement that granted Merck marketing and sales rights for nitric oxide-enhancing COX-2 inhibitors. The research portion of the agreement is for three years and can be extended by mutual agreement. In 2003, we received an upfront non-refundable license payment of $10.0 million and two payments, each of $5.0 million, for achieving the first two milestones. The license fee revenue and the revenue from the first $5.0 million milestone payment are being recognized over the contractual term of the research and development program, which ends December 31, 2005. The revenue from the second $5.0 million payment was recognized in the fourth quarter of 2003, the period in which Merck achieved the milestone. We received $0.6 million in research and development fees from Merck during the three months ended June 30, 2004 and $1.2 million during the six months ended June 30, 2004, all of which has been recognized as revenue for the three months and six months, respectively. We expect to receive additional research and development funding through 2005 and milestone payments upon the successful achievement of specified research objectives and royalties on any product sales.

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

Results of Operations

Three Months Ended June 30, 2004 and 2003

Revenue.  Total revenue for the three months ended June 30, 2004 was $2.3 million compared to $1.7 million for the three months ended June 30, 2003. The $0.6 million, or 35% increase in revenue in the 2004 period is primarily attributable to milestone revenue recognized under our agreement with Merck, and is being recognized ratably over the collaboration period. Revenue for the three months ended June 30, 2004 was comprised of research and development payments made to us by Merck and Boston Scientific.

Research and Development.  Research and development expense for the three months ended June 30, 2004 was $5.1 million compared to $4.2 million for the three months ended June 30, 2003. The $0.9 million, or 21% increase in research and development expense was primarily due to additional clinical related costs of $0.9 million associated with the BiDil trial. The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three months ended June 30, 2004 and 2003.

	Three Months Ended June 30,
	2004	2003
Research and Development Program

BiDil	$3.8	$2.9
Nitric oxide-enhancing COX-2 inhibitors	0.5	0.5
Nitric oxide stents	0.4	0.4
Other discovery research	0.4	0.4
Total research and development expense	$5.1	$4.2

General and Administrative.  General and administrative expense for the three months ended June 30, 2004 was $2.3 million compared to $0.7 million for the three months ended June 30, 2003.  The $1.6 million, or 230%  increase in general and administrative expense was primarily attributable to increased costs of approximately $0.8 million associated with operating as a public company and $0.6 million for the preparation of the possible launch of BiDil.

Non Operating Income (Expense).  Other income, net for the three months ended June 30, 2004 was $0.3 million compared to $0.1 million for the three months ended June 30, 2003. The $0.2 million, or 200% increase was due to higher fund balances available for investment, net of lower rental income due to our sublease rental agreement which ended in May 2003.

Six Months Ended June 30, 2004 and 2003

Revenue.  Total revenue for the six months ended June 30, 2004 was $4.7 million compared to $3.4 million for the six months ended June 30, 2003. The $1.3 million, or 38% increase in revenue in the 2004 period is attributable to milestone revenue recognized under our agreement with Merck, and is being recognized ratably over the collaboration arrangement. Revenue for the six months ended June 30, 2004 was comprised of research and development payments made to us by Merck and Boston Scientific.

Research and Development.  Research and development expense for the six months ended June 30, 2004 was $10.7 million compared to $8.7 million for the six months ended June 30, 2003. The $2.0 million, or 23% increase in research and development expense was primarily due to additional clinical related costs of $1.8 million associated with the BiDil trial. The following table summarizes the primary components of our research and development expense for our principal research and development programs for the six months ended June 30, 2004 and 2003.

	Six Months Ended June 30,
	2004	2003
Research and Development Program

BiDil	$7.7	$5.9
Nitric oxide-enhancing COX-2 inhibitors	1.3	1.0
Nitric oxide stents	0.9	0.8
Other discovery research	0.8	1.0
Total research and development expense	$10.7	$8.7

General and Administrative.  General and administrative expense for the six months ended June 30, 2004 was $3.8 million compared to $1.3 million for the six months ended June 30, 2003.  The $2.5 million, or 192%  increase in general and administrative expense was attributable, in part, to increased costs of approximately $1.5 million associated with operating as a public company and $0.9 million for the preparation of the possible launch of BiDil.

Non Operating Income (Expense).  Other income, net for the six months ended June 30, 2004 was $0.6 million compared to $0.2 million for the six months ended June 30, 2003. The $0.4 million, or 190% increase was due to higher fund balances available for investment, net of lower rental income due to our sublease rental agreement which ended in May 2003.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of equity, debt and payments from collaborative partners for licenses, research and development and achievement of milestones. As of June 30, 2004, we have received net proceeds of $159.4 million from the issuance of equity securities, primarily as the result of the sale of $99.1 million of our redeemable convertible preferred stock and net proceeds of $60.1 million from our initial public offering in November 2003.  At June 30, 2004, we had $82.5 million in cash, cash equivalents and marketable securities.

During the six months ended June 30, 2004, operating activities used cash of $12.5 million, driven by a net loss of $9.3 million, an increase in prepaid and other assets of $0.1 million, and a decrease in payables, deferred revenue and other liabilities of $3.8 million, with adjustments for non-cash charges for stock-based compensation and depreciation and amortization aggregating $0.7 million.

During the six months ended June 30, 2004, investing activities used cash of $34.3 million due to net purchase of marketable securities of $32.4 million, purchases of computer and lab equipment and expenditures related to our new facility in Lexington, Massachusetts of $1.1 million, and a $0.8 million security deposit for our new facility lease. In July 2004, we entered into a letter of intent to negotiate the terms of an agreement to lease approximately $3.0 million of capital equipment in 2004, principally related to laboratory and manufacturing equipment. We cannot be assured that we will enter into the capital equipment lease on favorable terms, if at all.

The following table summarizes our contractual obligations at June 30, 2004 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1-3 years	4-5 years	More than five years

Operating lease obligations(1)	$15,345,000	$1,067,000	$4,347,000	$3,178,000	$6,753,000
Total contractual cash obligations	$15,345,000	$1,067,000	$4,347,000	$3,178,000	$6,753,000

(1)                                  On January 30, 2004, we entered into a lease for approximately 52,000 square feet of laboratory and office space at 125 Spring Street, Lexington, Massachusetts. The rent obligation for the building commenced on August 7, 2004 which was 30 days after the date we commenced occupancy of the building.  The lease is for a term of ten years with options that permit renewals for additional 5 year periods.  The expected minimum rental obligations are included in the above table.

On August 10, 2004, we entered into a letter agreement with Publicis Selling Solutions, Inc., or Publicis, pursuant to which Publicis will begin establishing a sales force for BiDil. We intend to execute a definitive contract with Publicis under which Publicis is expected to assist us in creating a specialized sales force of up to approximately 200 people.  Pursuant to the letter, we agreed to make an advance payment of $500,000 to Publicis, which is creditable against any amounts due to Publicis under the final agreement, or refundable to us together with any resulting work product generated, less any fees or expenses incurred by Publicis, in the event a definitive contract is not entered into.  There can be no assurance that we will enter into a definitive agreement with Publicis.

We have entered into an agreement with a consulting firm for services related to the development approval process for BiDil.  The agreement requires us to pay certain deferred legal and consulting fees within 45 days after the date on which we receive written FDA approval, if any, for BiDil.  In addition, under a collaboration and license agreement with a third party, we have agreed to make milestone payments to such party upon FDA approval, if any, and upon the first sale of BiDil.  Assuming that BiDil receives FDA approval and is commercially launched, we estimate that on or about such time we will be required to make payments aggregating approximately $3.0 million to these third parties.

We expect to achieve research and development revenue of $8 to $10 million for the year ended December 31, 2004. We believe that our existing cash, cash equivalents and marketable securities, and cash we expect to receive under our collaborations with Merck and Boston Scientific, will be sufficient to fund our planned operations, including increases in spending for our BiDil clinical program, for at least the next twelve months. However, we may require significant additional funds earlier than we currently expect to conduct the clinical trial and to obtain regulatory approvals necessary to launch BiDil and to develop our other product candidates.

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

Accrued Expenses.  As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses we accrue include contract service fees such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials, as well as fees paid to contract manufacturers in conjunction with the production of clinical materials and professional service fees, such as lawyers and accountants. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

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

We have experienced significant operating losses since our inception in 1992. For the three months and six months ended June 30, 2004, we had a net loss of $4.7 million and $9.3 million, respectively. As of June 30, 2004, we had an accumulated deficit of approximately $116.1 million. We expect that we will continue to incur substantial losses and that our cumulative losses will increase as our research, development and commercialization efforts expand. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. To date, we have not recorded any revenue from the sale of products and we will not be able to do so unless and until one of our products completes clinical trials and receives regulatory approval. BiDil is our only product candidate that has advanced into late-stage clinical trials and we do not anticipate receiving revenues from BiDil until at least 2005, if ever. All of our other product candidates are in research, pre-clinical or clinical development, will require significant additional testing prior to submission of any regulatory applications and, as such, are not expected to be commercially available for many years, if at all.

A large portion of our expenses is fixed, including expenses related to facilities, equipment and personnel. In addition, we expect to spend significant amounts to fund research, development and commercialization of our product candidates and to enhance our core technologies. As a result, we expect that our operating expenses will continue to increase significantly in the near term and, consequently, we will need to generate significant revenue to achieve profitability. At the present time we are unable to estimate the level of revenues, if any, that we will realize from the commercialization of our product candidates, including BiDil. We are therefore unable to estimate when we will achieve profitability, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require substantial additional funds and, if additional capital is not available, we may need to limit, scale back or cease our operations.

We have used and will continue to require substantial funds to conduct research and development, including preclinical testing and clinical trials of our potential products, and to manufacture and market any products that are approved for commercial sale. For example, we estimate that we will incur significant expenses in the second half of 2004 and during 2005 as we develop sales and marketing competencies and prepare for the anticipated 2005 launch of BiDil, assuming FDA approval.  Moreover, we will incur significant additional expenditures to conduct pre-clinical testing and any clinical trials of our nitric oxide-enhancing COX-2 inhibitors, nitric-oxide stents and other early-stage development programs. Because their successful development is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development. We believe that our existing cash and marketable securities, and cash we expect to receive under our collaborations with Merck and Boston Scientific, will be sufficient to support our current operating plan for at least the next 12 months.

However, our future capital requirements and the period in which we expect our current cash to support our operations may vary from what we expect due to a number of factors, including the following:

•                                          the time and costs involved in obtaining regulatory approvals for BiDil and our other products under development;

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

Our research, development and management resources are primarily dedicated to our most advanced drug candidate, BiDil, which is not expected to be commercially available until at least 2005, if at all. In July 2004, we halted our phase III confirmatory clinical trial of BiDil on the recommendation of the independent Data and Safety Monitoring Board and the steering committee for the trial because of the significant survival benefit seen in the preliminary data with patients taking the drug.  Although the preliminary data from our BiDil trial showed a significant survival benefit for the patients on BiDil, a final and detailed analysis of the data will be required before we can request FDA approval.  If we obtain unfavorable or only marginally favorable results from the final analysis of our BiDil trial, or fail to achieve regulatory approval or market acceptance of BiDil, our near-term ability to generate product revenue, our reputation and our ability to raise additional capital will be materially impaired and the value of an investment in our stock will decline.

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

The successful completion of our clinical trials will depend on, among other things, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the clinical protocol, the availability of alternative treatments, the proximity of patients to clinical sites and the eligibility criteria for the study.We may be unable to enroll the number of patients we need to complete a trial on a timely basis. Moreover, delays in planned patient enrollment for the trials may cause us to incur increased costs and delay commercialization.

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

We are seeking regulatory approval of our lead drug candidate, BiDil, for the treatment of heart failure in African Americans.  In July 2004, we halted our phase III confirmatory clinical trial of BiDil on the recommendation of the independent Data and Safety Monitoring Board and the steering committee for the trial because of the significant survival benefit seen in the preliminary data with patients taking the drug.  Although the preliminary data from our BiDil trial showed a significant survival benefit for the patients on BiDil, a final and detailed analysis of the data will be required before we can request FDA approval.  There can be no assurance that the final data will show the same significant mortality benefit as seen in the preliminary data.  Moreover, the FDA may not approve BiDil even if the final data confirm the preliminary findings.

We did not conduct the prior clinical trials involving the two generic drugs that comprise the BiDil composition, which were conducted in the 1980s and were not specifically designed to study the safety or efficacy of the therapeutic for African Americans. These prior trials generated the data that served as the basis for the original new drug application for BiDil filed by Medco Research, now King Pharmaceuticals, a third-party pharmaceutical company with whom we have no relationship. Medco received a non-approvable letter from the FDA with respect to its new drug application in 1997. The FDA deemed the original new drug application filed by Medco Research seeking approval for use of BiDil in the general heart failure population non-approvable because the data did not show a statistically significant benefit in that population. After re-analysis of this data and extensive discussions with the FDA, in 1999 we acquired the new drug application from Dr. Jay Cohn, Professor of the Department of Medicine at the University of Minnesota, who had acquired the new drug application from Medco Research. The data generated in these prior trials also served as the basis for our 2000 amendment to that new drug application and the FDA’s resulting request for a confirmatory trial.

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

In addition, our BiDil trial was performed exclusively on subjects who are self-identified as African American. To our knowledge, the FDA has never approved a drug product for use particularly in an ethnic population. The FDA’s receptiveness to drugs that are approved and marketed on the basis of different ethnicity-based therapeutic outcomes is untested and we believe may be adversely affected by contrary scientific or public health evidence or political or legal factors. For example, scientific evidence could emerge that suggests that there is no physiological basis to support pharmaceutical development of drugs based upon ethnicity. Moreover, others may express the view that ethnicity is only a sociological concept and, accordingly, there is not a valid basis for the commercialization of medicines based on ethnicity. These factors may impede or prevent us from obtaining FDA approval of BiDil even if the data from our BiDil trial is positive.

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

BiDil and the other product candidates that we are developing are based upon new technologies or therapeutic approaches. Assuming we receive FDA approval, we expect to launch BiDil in 2005.  We plan to market BiDil only in the U.S. Key participants in the U.S. pharmaceutical marketplace, such as physicians, payors and consumers, may not accept a product intended to improve therapeutic results based on ethnicity. As a result, it may be more difficult for us to convince the medical community and third-party payors and patients to accept and use our products.  If we are unable to launch and commercialize BiDil we will not generate revenue and our stock price may decline.

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

We are relying on Merck to fund the development of and to commercialize products based upon our nitric oxide-enhancing COX-2 inhibitor technologies, and we are relying on Boston Scientific to fund the development of and to commercialize nitric oxide-enhancing stents using our technology to treat the re-closure of arteries, or restenosis, following balloon angioplasty, a treatment to widen blocked arteries. All of our $12.8 million of revenues for 2003 and our $4.7 million of revenues for the six months ended June 30, 2004 were derived from licensing, research and development and milestone payments paid to us by Merck and Boston Scientific. Our agreements with Merck and Boston Scientific, which provide to us research and development funding for certain of our lead programs, generally are terminable upon short notice by the collaborator and additional payments due to us under the collaboration agreements are generally based on the achievement of specific development and commercialization milestones that may not be met. These collaborations also entitle us to royalty payments that are based on the sales of products developed and marketed through the collaboration. These future royalty payments may not materialize or be less than expected if the related products are not successfully developed or marketed, or if we or our collaborators are forced to license intellectual property from third parties. Accordingly, we cannot predict with certainty when, if ever, either of these collaborations will continue to generate revenues for us. The loss of either of these large collaborations would likely significantly decrease our near term revenues and future prospects. We intend to enter into collaborative agreements with other parties in the future relating to other product candidates, and we are likely to have similar risks with regard to any such future collaborations.

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

We have no sales, marketing and distribution experience. We intend to independently launch and market BiDil and, in the future, certain other products not already subject to marketing agreements where we believe the target physician market can be effectively reached by the sales force we intend to establish. In order to develop sales, distribution and marketing capability, we will have to invest significant amounts of money and management resources. Because we have minimized these expenditures prior to obtaining the results of our BiDil trial, we may have insufficient time to build our sales and marketing capabilities in advance of BiDil’s expected launch. If the approval of BiDil is delayed substantially, or BiDil is not approved, we will have incurred significant unrecoverable expenses.

For BiDil and any other product candidates for which we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

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

For product candidates with larger target physician markets, we plan to rely significantly on sales, marketing and distribution arrangements with third parties. For example, on August 10, 2004, we entered into a letter agreement with Publicis Selling Solutions, or Publicis, pursuant to which Publicis will begin establishing a sales force for BiDil. We intend to execute a definitive contract with Publicis under which Publicis is expected to assist us in creating a specialized sales force of up to approximately 200 people.  In addition, we plan to rely on our existing collaborative partners for the commercialization of nitric oxide-enhancing COX-2 inhibitors and stents coated with nitric oxide-releasing compounds. We may have to enter into additional marketing arrangements in the future. We may not be able to successfully enter into a definitive agreement with Publicis or sales, marketing and/or distribution agreements with any other third parties in the future, on terms which are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues for BiDil and any other products for which we rely on third party sales, marketing and distribution support will depend heavily on the success of the efforts of these third parties.

We have limited manufacturing experience and resources and we must incur significant costs to develop this expertise or rely on third parties to manufacture our products.

We have no manufacturing experience. In order to continue to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We currently rely on third parties for the production of certain of our products, including BiDil, for preclinical and clinical testing purposes, and we expect to continue to do so in the future. Only a limited number of manufacturers can supply nitric oxide-based medicines, and we have not secured a long-term commercial supply arrangement for any of our product candidates, including BiDil. The manufacturing process for any of our products is an element of the FDA approval process and we will need to contract with manufacturers who can meet the FDA requirements on an ongoing basis. As part of obtaining regulatory approval for BiDil, we will need to engage a commercial manufacturer that will be required, among other things, to produce validation batches of the drug consistent with regulatory approval requirements. Although we are currently negotiating the terms and conditions of manufacturing agreements for BiDil, we cannot assure you that we will be able to enter into such agreements on a timely basis or on terms that are favorable to us. To the extent we enter into manufacturing arrangements with third parties, including with respect to BiDil, we will be dependent upon these third parties to perform their obligations in a timely manner and in accordance with applicable government regulations. In addition, if we receive the necessary regulatory approval for our products, we also expect to rely on third parties, including our collaborative partners, to produce materials required for commercial production. We may experience difficulty in obtaining adequate manufacturing capacity or manufacturing quality for our needs. If we are unable to obtain or maintain contract manufacturing of BiDil and these other products, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products and our stock price will decline.

To the extent that third-party manufacturers with whom we contract fail to perform their obligations, we may be adversely affected in a number of ways, including:

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

Many of our competitors are more experienced than we are in drug development and commercialization, obtaining regulatory approvals and product marketing and manufacturing. As a result, our competitors may develop and commercialize pharmaceutical products before we do. In addition, our competitors may develop and commercialize products that render our products obsolete or non-competitive.

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

As of June 30, 2004, our directors, executive officers and principal stockholders, together with their affiliates, own, in the aggregate, approximately 56% of our outstanding common stock. As a result, these stockholders, if acting together, will have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with average contractual maturities of less than two years. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2004, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by a change in market interest rates on our investments.

Item 4.           Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

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

The aggregate price of the offering amount registered on our behalf was $66.0 million. In connection with the offering, we paid approximately $4.6 million in underwriting discounts and commissions to the underwriters and incurred an estimated $1.3 million in other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $60.1 million. As of June 30, 2004, all of such proceeds remain from the offering, and pending use of the proceeds, we have invested these funds in short-term, interest-bearing, investment-grade securities.

Item 4.           Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Shareholders was held on June 14, 2004. At the Annual Meeting, the following matters were voted upon by holders of 55.4% of the total outstanding shares:

1.                                       To elect the following eight directors:

	VOTES FOR	VOTES AGAINST	VOTES WITHHELD
Argeris Karabelas, Ph.D.	14,192,162	11,200	—
Michael D. Loberg, Ph.D.	14,014,272	189,090	—
Robert S. Cohen	14,192,162	11,200	—
Zola Horovitz, Ph.D.	10,997,153	3,206,209	—
Mark Leschly	14,192,162	11,200	—
John W. Littlechild	10,997,153	3,206,209	—
Joseph Loscalzo, M.D., Ph.D.	14,014,272	189,090	—
Davey Scoon	14,192,162	11,200	—

Each of the above named individuals was elected as a director.

2.                                       To ratify the selection of Ernst & Young LLP as the independent public accountants of the Company for the current fiscal year:

VOTES FOR	VOTES AGAINST	VOTES WITHHELD
14,197,102	3,150	3,110

The proposal was approved.

Item 6.           Exhibits and Reports on Form 8-K.

(a)                  The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

(b)                  The following reports on Form 8-K were filed for the quarter for which this report is filed:

A Current Report on Form 8-K was furnished to the Securities and Exchange Commission on May 12, 2004 to report, pursuant to Item 12 (Results of Operations and Financial Condition) that we announced on May 11, 2004 our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NITROMED, INC.

	By:	/s/ Joseph Grimm
Joseph Grimm
Senior Vice President, Business Development and Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
Date: August 16, 2004

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