Form 10-Q
period 2004-09-30
NITROMED INC
filed 2004-11-08
CIK 927829

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 000-50439

NitroMed, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3159793 (I.R.S. Employer Identification No.)
125 Spring Street, Lexington, Massachusetts (Address of Principal Executive Offices)	02421 (Zip Code)
Registrant's telephone number, including area code: (781) 266-4000

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

        As of September 30, 2004, the registrant had 26,356,630 shares of Common Stock, $0.01 par value per share, outstanding.

NITROMED, INC.

FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements

NITROMED, INC.
BALANCE SHEETS
(in thousands, except par value amounts)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,636	$67,614
Marketable securities	66,422	29,474
Accounts receivable	35	—
Prepaid expenses and other current assets	927	1,296

Total current assets	78,020	98,384
Property and equipment, net	2,600	686
Other assets	808	100

Total assets	$81,428	$99,170

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$—	$22
Accounts payable	1,961	832
Accrued expenses	6,194	2,067
Deferred revenue	7,525	7,525

Total current liabilities	15,680	10,446
Deferred revenue, long-term	1,731	6,925
Stockholders' Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value; 65,000 shares authorized at September 30, 2004 and December 31, 2003; 26,357 shares and 25,601 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	264	256
Additional paid-in capital	193,185	191,604
Deferred stock compensation	(2,334)	(3,240)
Accumulated deficit	(126,903)	(106,846)
Accumulated other comprehensive income (loss)	(195)	25

Total stockholders' equity	64,017	81,799

Total liabilities and stockholders' equity	$81,428	$99,170

See accompanying notes.

NITROMED, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Research and development	$2,332	$2,194	$6,994	$5,582
Operating expenses:
Research and development	8,118	5,041	18,831	13,718
General and administrative	5,355	651	9,152	1,903

Total operating expenses	13,473	5,692	27,983	15,621

Loss from operations	(11,141)	(3,498)	(20,989)	(10,039)
Non-operating income (expense):
Interest expense	—	(1)	(1)	(3)
Interest income	340	88	913	212
Other income	—	—	20	82

	340	87	932	291

Net loss	(10,801)	(3,411)	(20,057)	(9,748)
Deemed dividends related to beneficial conversion features of redeemable convertible preferred stock	—	(8,356)	—	(8,356)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(981)	—	(2,330)

Net loss attributable to common stockholders	$(10,801)	$(12,748)	$(20,057)	$(20,434)

Basic and diluted net loss attributable to common stockholders per common share	$(0.41)	$(12.65)	$(0.78)	$(20.58)

Shares used in computing basic and diluted net loss attributable to common stockholders per common share	26,187	1,008	25,829	993

See accompanying notes.

NITROMED, INC.

STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities
Net loss	$(20,057)	$(9,748)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	265	179
Stock-based compensation expense	1,799	741
Changes in operating assets and liabilities:
Accounts receivable	(35)	9,954
Prepaid expenses and other current assets	369	(1,328)
Deferred revenue	(5,194)	2,419
Accounts payable and accrued expenses	5,256	357

Net cash provided by (used in) operating activities	(17,597)	2,574
Investing activities
Purchases of property and equipment	(2,179)	(300)
Purchases of marketable securities	(72,241)	(29,540)
Sales of marketable securities	35,073	10,079
Other assets	(708)	—

Net cash used in investing activities	(40,055)	(19,761)
Financing activities
Proceeds from stock plans	696	40
Principal payments on notes payable	(22)	(31)
Net proceeds from sale of redeemable convertible preferred stock	—	19,900

Net cash provided by financing activities	674	19,909

Net increase (decrease) in cash and cash equivalents	(56,978)	2,722
Cash and cash equivalents at beginning of period	67,614	5,160

Cash and cash equivalents at end of period	$10,636	$7,882

See accompanying notes.

NITROMED, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(1)   Basis of Presentation

        The accompanying unaudited financial statements of NitroMed, Inc. (NitroMed or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2004. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's latest audited annual financial statements. Those audited financial statements are included in the Company's annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2003, which has been filed with the Securities and Exchange Commission (SEC).

(2)   Stock-Based Compensation

        The Company has elected to account for its stock-based compensation plans under the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, rather than the alternative fair value accounting provided under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123). In accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling Goods or Services, the Company records compensation expense equal to the fair value of the options granted to non-employees over the vesting period, which is generally the period of service.

        For the years ended December 31, 2003 and December 31, 2002, the Company granted 413,250 and 241,000 options, respectively, to employees at exercise prices below the fair value of the Company's common stock. The Company recorded deferred stock compensation expense related to these grants of $3,317,000 and $566,000 in 2003 and 2002, respectively. These amounts are being recognized ratably over the vesting period of four years. Deferred stock compensation expense is adjusted in the event of employee termination prior to vesting or due to modifications to the awards. Included in the results of operations for the three month periods ended September 30, 2004 and 2003 is compensation expense of $290,000 and $239,000, respectively, related to the below market option grants. Included in the results of operations for the nine month periods ended September 30, 2004 and 2003 is compensation expense of $762,000 and $358,000, respectively.

        For purposes of pro forma disclosures, the estimated fair value of the option is amortized over the option's vesting period. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)
	2004	2003	2004	2003
Net loss attributable to common stockholders as reported	$(10,801)	$(12,748)	$(20,057)	$(20,434)
Add: Stock-based employee compensation expense included in reported net loss	691	254	1,200	522
Deduct: Stock-based employee compensation expense determined under fair value based method	(690)	(302)	(1,616)	(470)

Pro forma net loss	$(10,800)	$(12,796)	$(20,473)	$(20,382)

Basic and diluted net loss per share
As reported	$(0.41)	$(12.65)	$(0.78)	$(20.58)
Pro forma	$(0.41)	$(12.69)	$(0.79)	$(20.53)

(3)   Comprehensive Income (Loss)

        Components of comprehensive income (loss) include net income (loss) and certain transactions that have generally been reported in the statement of stockholders' equity. Comprehensive loss for the three months ended September 30, 2004 and 2003 was $10,632,000 and $12,748,000, respectively. Comprehensive loss for the nine months ended September 30, 2004 and 2003 was $20,277,000 and $20,434,000, respectively.

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

        The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)
	2004	2003	2004	2003
Basic and Diluted:
Net loss	$(10,801)	$(3,411)	$(20,057)	$(9,748)
Deemed dividends related to beneficial conversion features of redeemable convertible preferred stock	—	(8,356)	—	(8,356)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(981)	—	(2,330)

Net loss attributable to common stockholders	$(10,801)	$(12,748)	$(20,057)	$(20,434)

Weighted average common shares used to compute net loss per share	26,187	1,008	25,829	993

Basic and diluted net loss per share	$(0.41)	$(12.65)	$(0.78)	$(20.58)

(5)   Commitments and Contingencies

        In connection with its pursuit of obtaining FDA approval of BiDil, the Company contracted with a consulting firm for services related to the development approval process of BiDil. The agreement provides for payment of legal consulting fees if and when the Company receives written FDA approval of BiDil. In addition, the agreement requires the Company to pay royalties on sales of BiDil product. The royalty term ends six months from the date of market introduction of an FDA approved generic version of the BiDil product. During the nine-month period ending September 30, 2004 the Company recorded charges of approximately $1.6 million relative to this agreement. The Company estimates that approximately $2.0 million will be paid out under this arrangement at the time of FDA approval. In addition, under a collaboration and license agreement with a third party, we are required to make milestone payments to such party upon FDA approval, if any, and upon the first commercial sale of BiDil. During the nine-month period ended September 30, 2004, the Company recorded charges of $1 million related to this agreement.

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

(6)   Merck Agreement

        On September 30, 2004, Merck voluntarily withdrew its COX-2 inhibitor Vioxx from worldwide markets and halted the phase II trial of our lead candidate in nitric oxide-enhancing COX-2 inhibitors. As a result, the Company agreed with Merck to terminate this collaboration agreement in November 2004. The Company retain all rights to the application of its technology in the field of nitric oxide-enhancing COX-2 inhibitors. Merck will pay the Company a lump sum of $1.8 million, representing the full amount of the research funding owed to the Company for 2005. The Company will not receive any commercialization milestones or royalty payments from Merck. As a result of the termination of this agreement, the Company will accelerate the recognition of deferred license revenue of $5.3 million in the fourth quarter of 2004, and will recognize the lump sum payment of $1.8 million in the fourth quarter of 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are an emerging pharmaceutical company that discovers, develops and seeks to commercialize proprietary pharmaceuticals. We have devoted substantially all of our efforts towards the research and development of our product candidates. Since our inception, we have had no revenue from product sales and have funded our operations through the sale of equity securities, debt financings, license fees, research and development funding and milestone payments from our collaborative partners. We have never been profitable and have incurred an accumulated deficit of $126.9 million as of September 30, 2004.

        Research, development and commercialization expenses relating to our product candidates and to enhancing our core technologies will continue to increase in the near term and may vary significantly from our current estimates. In particular, we expect to incur increased costs during the fourth quarter of 2004 as we seek regulatory approval for BiDil, our lead product in development for the treatment of African Americans diagnosed with heart failure. BiDil is an orally administered nitric oxide-enhancing medicine, which combines isosorbide dinitrate and hydralazine. We recently concluded a phase III confirmatory clinical trial of BiDil which was designed to evaluate the efficacy of BiDil, when taken daily in addition to current therapies. The trial demonstrated that African American patients with heart failure experienced a 43% improvement in survival after taking BiDil in addition to standard heart failure therapy, as compared to patients in a placebo group who received only standard heart failure therapy. In July 2004, following the recommendation of the independent Data and Safety Monitoring Board and the trial's steering committee, we halted this trial because of the significant survival benefit seen in the preliminary trial results for patients taking the drug. We submitted the clinical dataset from the final data for the trial to the FDA on November 1, 2004, and we expect to file the entire amended NDA with the FDA by the end of 2004.

        General and administrative costs will increase as we prepare for the planned commercialization of BiDil in 2005. As a result of our decision to halt the BiDil trial and submit an amended NDA to the FDA earlier than initially planned, we expect to incur operating expenses in excess of our previous estimates for the fiscal year ended December 31, 2004, primarily relating to the development of our sales and marketing capabilities, pre-launch related expenses and manufacturing costs in connection with the procurement of commercial supplies of BiDil. In addition, we currently estimate that our existing cash and marketable securities, as well as cash we expect to receive under our collaborations with Boston Scientific and Merck, will be sufficient to support our operating plan, including increased operating expenses in preparation for the planned launch of BiDil, for at least the next nine months, but not including the proceeds of a public offering which we are undertaking.

        We will need to generate significant revenues to achieve profitability. At the present time we are unable to estimate the level of revenues, if any, that we will realize from the commercialization of our product candidates, including BiDil. We are therefore unable to estimate when we will achieve profitability, if at all.

        On July 20, 2004, the Market Regulation Department of the National Association of Securities Dealers, Inc. advised us that it is conducting a review of trading activity in our common stock surrounding our July 19, 2004 announcement that we had halted our phase III confirmatory clinical trial of BiDil due to the significant survival benefit seen with BiDil. The NASD is reviewing, among other things, information on relationships between our officers, directors and service providers and individuals and institutions who may have traded in our common stock prior to the July 19, 2004 announcement. We are cooperating with this review and have identified certain persons on the list provided to us by the NASD as having a relationship with our chief executive officer and others at NitroMed. We have established a special committee of our board of directors to oversee our response to this review. The NASD may refer this matter to the SEC once it completes its review.

Financial operations overview

        Revenue. We have not generated any revenue from product sales since our inception and do not expect to generate any revenue from the sale of products until at least 2005. All of our revenue to date has been derived from license fees, research and development payments and milestone payments that we have received from our corporate collaborators. We expect to recognize revenue from our corporate collaborators in a range of approximately $15.0 million to $17.0 million for the fiscal year ending December 31, 2004. In future years, we will seek to generate revenue from a combination of product sales, up-front fees and milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development, milestone and other payments received under our collaborative or strategic relationships and related continuing obligations, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

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

  •
  BiDil. From May 2001 to July 2004, we enrolled 1,050 patients at 169 clinical sites in the United States in our phase III confirmatory clinical trial for BiDil. We halted the trial in July 2004 due to a significant survival benefit in the preliminary data for patients taking BiDil. We expect to incur significant additional expenditures for BiDil as we complete the analysis of our clinical trial data, apply for regulatory approval, expand our operations, hire additional personnel and, if FDA approval is obtained, seek to launch BiDil in 2005. We estimate that the total direct cost for this trial will be at least $41.0 million. However, the actual total cost of the clinical trial, including any costs associated with the ongoing monitoring of patients and any costs incident to our expected launch of the drug, depends on a number of factors, including potential unanticipated delays as we complete our data analysis and prepare and submit an amendment to our previously-submitted NDA to the FDA and other uncertainties relating to the regulatory approval process. We do not anticipate receiving revenue from BiDil until 2005, if ever. Our failure to commercialize BiDil on a timely basis would have a material adverse effect on our business, financial position and results of operations.

  •
  Nitric Oxide Stents. We are currently working with Boston Scientific to develop stents coated with a bio-compatible polymer that is capable of releasing nitric oxide. This program is in pre-clinical development. We expect that additional expenditures will be required to conduct pre-clinical testing and, if such pre-clinical testing is successful, to apply for and conduct clinical trials. Because this program is in pre-clinical development, the successful development of products based upon this program is highly uncertain. As such, we are unable to estimate the cost to complete the research and development phase, nor are we able to estimate the timing of bringing potential candidates to market and, therefore, when material cash inflows from milestones and royalties could commence. Our failure, or our partner's failure, to commercialize products based upon this program on a timely basis could have a material adverse effect on our business, financial position and results of operations.

  •
  Nitric Oxide-Enhancing COX-2 Inhibitors. We established a collaboration with Merck Frosst Canada & Co., a wholly-owned subsidiary of Merck & Co., or Merck, to screen proprietary nitric oxide-enhanced COX-2 inhibitors in advance of clinical testing as analgesic and anti-inflammatory agents and in other specified disease areas. These agents are intended to be second-generation COX-2 inhibitors. On September 30, 2004, Merck halted the phase II trial of our lead candidate in nitric oxide-enhancing COX-2 inhibitors. In November 2004, we agreed with Merck to terminate the collaboration agreement. Merck will pay us a lump sum of $1.8 million, representing the full amount of the research funding owed to us for 2005, but is not required to provide us with any further funding. We retain all rights to our technology in the field of nitric oxide-enhancing COX-2 inhibitors, and intend to evaluate the continued development of this technology in collaboration with other potential partners. Significant additional expenditures will be required to conduct pre-clinical testing and to apply for and conduct clinical trials. Because these agents are in pre-clinical or clinical development, their successful development is highly uncertain. As such, we are unable to estimate the cost to complete the research and development phase, nor are we able to estimate the timing of bringing potential candidates to market and, therefore, when material cash inflows from milestones and royalties could commence. Our failure, or any future partner's failure, to commercialize these products under development on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

  •
  Other Discovery Research. We are also currently utilizing our nitric oxide expertise to develop products for additional medical conditions, including cardiovascular, gastrointestinal, and pulmonary diseases. Our efforts in these areas consist of discovery-stage research primarily directed to establishing our intellectual property position. We expect that additional expenditures will be required to conduct pre-clinical testing and, if such pre-clinical testing is successful, to apply for and conduct clinical trials for any such programs. Because these programs are in pre-clinical development, the successful development of products based upon these programs is highly uncertain. As such, we are unable to estimate the cost to complete research and development, nor are we able to estimate the timing of bringing potential candidates to market and, therefore, when material cash inflows from milestones and royalties could commence.

        General and Administrative. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, business development and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services.

        As a result of the consummation of our initial public offering on November 10, 2003, we have incurred, and will continue to incur, increased general and administrative expense for investor relations and other activities associated with operating as a publicly-traded company. These increases will include the hiring of additional personnel. We intend to continue to incur increased internal and external business development costs to support our various product development efforts, which can vary from period to period. During the fourth quarter of 2004 and in 2005, we also anticipate incurring significant increased expenses in connection with the expected commercial introduction of BiDil in 2005.

        Non Operating Income (Expense). Other income includes interest earned on our cash, cash equivalents and marketable securities, as well as rental income from a sublease of a portion of our facilities in 2003. Other income is net of interest expense.

        Boston Scientific Collaboration. In November 2001, we entered into a development and license agreement with Boston Scientific to develop stents coated with nitric oxide-releasing compounds. We have granted Boston Scientific an exclusive worldwide license to develop and commercialize products for restenosis incorporating two nitric oxide-releasing compounds. In consideration of this license, Boston Scientific made an upfront non-refundable license payment of $1.5 million, which is being recognized over the estimated time period of our contractual obligation to provide research and development services. In the event that specified research, development and commercialization milestones are achieved, Boston Scientific is obligated to make milestone payments to us. Boston Scientific is also obligated to pay royalties to us on the sale of any products resulting from the collaboration. In December 2003, we agreed to extend the agreement to continue the research and development collaboration through December 2005, and we received an additional $3.0 million, which is being recognized ratably over the research and development collaboration term. Boston Scientific made a $3.5 million equity investment in our stock in 2001 and made an additional $500,000 equity investment in our stock in August 2003.

        Merck Collaboration. In December 2002, we entered into an exclusive, worldwide research, collaboration and licensing agreement that granted Merck marketing and sales rights for nitric oxide-enhancing COX-2 inhibitors. The research portion of the agreement is for three years and can be extended by mutual agreement. In 2003, we received an upfront non-refundable license payment of $10.0 million and two payments, each of $5.0 million, for achieving the first two milestones. The license fee revenue and the revenue from the first $5.0 million milestone payment are being recognized over the contractual term of the research and development program, which ends December 31, 2005. The revenue from the second $5.0 million payment was recognized in the fourth quarter of 2003, the period in which Merck achieved the milestone. We recognized revenue of $1.8 million in research and development fees from Merck during the nine months ended September 30, 2004. On September 30, 2004, Merck halted the phase II trial of our lead candidate in nitric oxide-enhancing COX-2 inhibitors. This lead nitric oxide candidate is composed of a derivative of rofecoxib. Rofecoxib is the active ingredient in Vioxx, a COX-2 inhibitor which Merck voluntarily withdrew from worldwide markets on September 30, 2004. In November 2004, we agreed with Merck to terminate the collaboration agreement. Merck will pay us a lump sum of $1.8 million, representing the full amount of the research funding owed to us for 2005. However, we will not receive any commercialization milestones or royalty payments from Merck. As a result of the termination of this agreement, we will accelerate the recognition of deferred license revenue of $5.3 million in the fourth quarter of 2004, and we will recognize the lump sum payment of $1.8 million as revenue in the fourth quarter of 2004.

Results of Operations

Three Months Ended September 30, 2004 and 2003

        Revenue.    Total revenue for the three months ended September 30, 2004 was $2.3 million compared to $2.2 million for the three months ended September 30, 2003. Revenue for the three months ended September 30, 2004 and September 30, 2003 was comprised of research and development payments made to us by Boston Scientific and Merck.

        Research and Development.    Research and development expense for the three months ended September 30, 2004 was $8.1 million compared to $5.0 million for the three months ended September 30, 2003. The $3.1 million, or 61% increase in research and development expense was primarily due to additional clinical related costs of $1.3 million associated with the BiDil trial, an accrual of $1.0 million pertaining to milestone payments under a collaboration and license agreement for BiDil, and a $0.9 million increase in stock-based compensation expense. The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three months ended September 30, 2004 and 2003.

	Three Months Ended September 30,
(in millions)
	2004	2003
Research and Development Program
BiDil	$5.7	$2.5
Nitric oxide-enhancing COX-2 inhibitors	1.0	0.8
Nitric oxide stents	0.9	0.2
Other discovery research	0.5	1.5

Total research and development expense	$8.1	$5.0

        General and Administrative.    General and administrative expense for the three months ended September 30, 2004 was $5.4 million compared to $0.7 million for the three months ended September 30, 2003. The $4.7 million, or 722% increase in general and administrative expense was primarily attributable to increased costs of approximately $1.6 million associated with the accrual of business development and milestone payment expenses pertaining to the approval process for BiDil; $2.2 million for the preparation of the possible launch of BiDil; and $0.9 million related to operating as a public company and related infrastructure growth, including moving to a new facility.

        Non Operating Income (Expense).    Other income, net for the three months ended September 30, 2004 was $0.3 million compared to $0.1 million for the three months ended September 30, 2003. The $0.3 million, or 291% increase was due to higher fund balances available for investment.

Nine Months Ended September 30, 2004 and 2003

        Revenue. Total revenue for the nine months ended September 30, 2004 was $7.0 million compared to $5.6 million for the nine months ended September 30, 2003. The $1.4 million, or 25% increase in revenue in the 2004 period is attributable to milestone revenue recognized under our agreement with Merck, which is being recognized ratably over the term of the collaboration arrangement, offset partially by lower research and development funding revenues from Merck. Also, in 2004 there are additional license fees from Boston Scientific, which are being recognized ratably over the contract service period. Revenue for the nine months ended September 30, 2004 was comprised of research and development payments made to us by Boston Scientific and Merck.

        Research and Development. Research and development expense for the nine months ended September 30, 2004 was $18.8 million compared to $13.7 million for the nine months ended September 30, 2003. The $5.1 million, or 37% increase in research and development expense was primarily due to additional clinical related costs of $3.2 million associated with the BiDil trial, an accrual of $1.0 million pertaining to milestone payments under a collaboration and license agreement for BiDil, and a $0.8 million increase in stock-based compensation expense.

        The following table summarizes the primary components of our research and development expense for our principal research and development programs for the nine months ended September 30, 2004 and 2003.

	Nine months ended September 30,
Research and development program
	2004	2003
BiDil	$13,422,000	$8,433,000
Nitric oxide-enhancing COX-2 inhibitors	2,249,000	1,779,000
Nitric oxide stents	1,804,000	995,000
Other discovery research	1,356,000	2,511,000

Total research and development expense	$18,831,000	$13,718,000

        General and Administrative. General and administrative expense for the nine months ended September 30, 2004 was $9.2 million compared to $1.9 million for the nine months ended September 30, 2003. The $7.2 million, or 381% increase in general and administrative expense was attributable to increased costs of approximately $1.6 million associated with the accrual of business development and milestone payment expenses pertaining to the approval process for BiDil; $2.3 million for the preparation of the possible launch of BiDil; and $3.4 million related to operating as a public company and related infrastructure growth, including moving to a new facility.

        Non Operating Income (Expense). Other income, net for the nine months ended September 30, 2004 was $0.9 million compared to $0.3 million for the nine months ended September 30, 2003. The $0.6 million, or 220% increase was due to higher fund balances available for investment, net of lower rental income due to our sublease rental agreement which ended in May 2003.

Liquidity and Capital Resources

        We have financed our operations since inception through the sale of equity, debt and payments from collaborative partners for licenses, research and development and achievement of milestones. As of September 30, 2004, we have received net proceeds of $159.9 million from the issuance of equity securities, primarily as the result of the sale of $99.1 million of our redeemable convertible preferred stock and net proceeds of $60.1 million from our initial public offering in November 2003. At September 30, 2004, we had $77.1 million in cash, cash equivalents and marketable securities.

        During the nine months ended September 30, 2004, operating activities used cash of $17.6 million, driven by a net loss of $20.1 million, a net decrease in accounts receivable, prepaid and other assets of $0.3 million, and a net increase in payables, deferred revenue and other liabilities of $0.1 million, with adjustments for non-cash charges for stock-based compensation and depreciation and amortization aggregating $2.1 million.

        During the nine months ended September 30, 2004, investing activities used cash of $40.1 million due to the net purchase of marketable securities of $37.2 million, purchases of computer and lab equipment and expenditures related to our new facility in Lexington, Massachusetts of $2.2 million, and the net impact of security deposits of $0.7 million.

        The following table summarizes our contractual obligations at September 30, 2004 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations	Total	Less than one year	1-3 years	4-5 years	More than five years
Operating lease obligations	$15,202,000	$978,000	$4,404,000	$3,208,000	$6,612,000

Total contractual cash obligations	$15,202,000	$978,000	$4,404,000	$3,208,000	$6,612,000

        On November 4, 2004, we entered into an agreement with Publicis, a contract sales organization, pursuant to which Publicis will build and train a specialized sales force focused on cardiologists and primary care physicans located in those geographic areas that we believe constitute approximately 90% of the African American heart failure market in the United States. We are targeting this sales force to be in place by the end of the first quarter of 2005. If Publicis establishes a sales force of 200 representatives, we estimate that we will be required to make payments to Publicis under this agreement up to a maximum of $31.6 million in the first year of the contract and up to a maximum of $33.1 million in the second year of the contract.

        We have an agreement with a consulting firm for services related to the development approval process for BiDil. The agreement requires us to pay certain deferred legal and consulting fees within 45 days after the date on which we receive written FDA approval, if any, for BiDil. In addition, under a collaboration and license agreement with a third party, we have agreed to make milestone payments to such party upon FDA approval, if any, and upon the first sale of BiDil. At September 30, 2004, we have recorded charges of $2.6 million related to these arrangements. Assuming that BiDil receives FDA approval and is commercially launched, we estimate that on or about such time we will be required to make payments aggregating approximately $3.0 million to these third parties.

        We expect to recognize research and development revenue of $15.0 to $17.0 million for the year ended December 31, 2004. We believe that our existing cash, cash equivalents and marketable securities, and cash we expect to receive under our collaborations with Boston Scientific and Merck, but not including the proceeds of a public offering which we are undertaking, will be sufficient to fund our planned operations, including increases in spending for our BiDil clinical program, for at least the next nine months. However, we may require significant additional funds earlier than we currently expect to conduct the clinical trial and to obtain regulatory approvals necessary to launch BiDil and to develop our other product candidates.

        On November 8, 2004, we filed a registration statement on Form S-1 with the Securities and Exchange Commission covering the sale of up to $75 million of shares of our common stock. We plan to offer all of the shares proposed to be registered in an underwritten public offering. The registration statement has not yet been declared effective by the Securities and Exchange Commission.

        In July 2004, we entered into a letter of intent to negotiate the terms of an agreement to lease approximately $3.0 million of capital equipment in 2004, principally related to laboratory and manufacturing equipment. We cannot ensure that we will enter into the capital equipment lease on favorable terms, if at all.

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

  •
  the timing, receipt and amount of sales and royalties, if any, from our potential candidates;

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

        Revenue. We record revenue on an accrual basis as it is earned and when amounts are considered collectible. Revenues received in advance of performance obligations, or in cases where we have a continuing obligation to perform services, are deferred and recognized over the contractual or estimated performance period. Revenues from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. When we are required to defer revenue, the period over which such revenue should be recognized is subject to estimates made by management and may change over the course of the collaborative agreement.

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

        Stock-Based Compensation. We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, and related interpretations in accounting for our stock-based compensation plans, rather than the alternative fair value method provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," or SFAS 123. In 2003 and 2002, certain stock options were granted at exercise prices less than the fair value of our common stock and, as a result, we recorded deferred stock compensation expense. In the notes to our financial statements, we provide pro forma disclosures in accordance with SFAS 123. We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and Emerging Issues Task Force Issue 96-18, "Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," or EITF 96-18.

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

        We have experienced significant operating losses since our inception in 1992. For the nine-month period ended September 30, 2004, we had a net loss of $20.1 million. As of September 30, 2004, we had an accumulated deficit of approximately $126.9 million. We expect that we will continue to incur substantial losses and that our cumulative losses will increase as our commercialization, research and development efforts expand. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. To date, we have not recorded any revenue from the sale of products, and we will not be able to do so unless and until one of our products completes clinical trials and receives regulatory approval. BiDil is our only product candidate that has advanced into late-stage clinical trials, and we do not anticipate receiving revenues from BiDil until at least 2005, if ever. All of our other product candidates are in research or pre-clinical development, will require significant additional testing prior to submission of any regulatory applications and, as such, are not expected to be commercially available for many years, if at all.

        A large portion of our expenses is fixed, including expenses related to facilities, equipment and personnel. In addition, we expect to spend significant amounts to fund commercialization, research and development of our product candidates and to enhance our core technologies. As a result, we expect that our operating expenses will continue to increase significantly in the near term and, consequently, we will need to generate significant revenue to achieve profitability. At the present time we are unable to estimate the level of revenues, if any, that we will realize from the commercialization of our product candidates, including BiDil. We are therefore unable to estimate when we will achieve profitability, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We are heavily dependent on obtaining regulatory approval for and successfully commercializing BiDil, our most advanced drug candidate.

        Our financial, operational and management resources are primarily dedicated to our most advanced drug candidate, BiDil, which has not been approved by the FDA. In July 2004, we halted our phase III confirmatory clinical trial of BiDil on the recommendation of the independent Data and Safety Monitoring Board and the trial's steering committee due to a significant survival benefit seen in African American patients taking the drug. We submitted the clinical dataset from the trial to the FDA on November 1, 2004 and expect to file an amendment to our NDA with the FDA by the end of 2004. We will need to receive FDA approval of our amended NDA before we can market and sell BiDil in the United States. We cannot predict whether or when we may receive FDA approval of BiDil. In particular, while we expect to have available by the end of first quarter of 2005 the sales force and quantities of finished product required to support the launch of BiDil, we do not expect that the FDA will act on our application by that time. Even if we obtain FDA approval, we may not be able to launch BiDil prior to the end of 2005, if at all.

        Our BiDil clinical trial was performed exclusively on subjects who are self-identified as African American. To our knowledge, the FDA has never approved a drug product for use in a particular ethnic population. The FDA's receptiveness to drugs that are approved and marketed on the basis of different ethnicity-based therapeutic outcomes is untested and may be adversely affected by contrary scientific or public health evidence or political or legal factors. For example, scientific evidence could emerge that suggests that there is no physiological basis to support pharmaceutical development of drugs based upon ethnicity. Moreover, others may express the view that ethnicity is only a sociological concept and, accordingly, there is not a valid basis for the commercialization of medicines based on ethnicity. These factors or others may significantly delay FDA approval of our BiDil application beyond the time normally required for the FDA to act and could prevent us from obtaining FDA approval of BiDil.

        If we fail to achieve regulatory approval or market acceptance of BiDil, our near-term ability to generate product revenue, our reputation and our ability to raise additional capital will be materially impaired, and the value of an investment in our stock will decline.

We will require substantial additional funds and, if additional capital is not available, we may need to limit, scale back or cease our operations.

        We have used and will continue to require substantial funds to conduct research and development, including pre-clinical testing and clinical trials of our product candidates, and to market and manufacture any products that are approved for commercial sale. For example, we estimate that we will incur significant expenses in the last quarter of 2004 and during 2005 as we develop sales and marketing capabilities and prepare for the anticipated 2005 launch of BiDil, assuming FDA approval. Moreover, we may incur significant additional expenditures to conduct pre-clinical testing of our nitric-oxide stents, nitric oxide-enhancing COX-2 inhibitors, and other early-stage development programs. Because the successful development of these programs is uncertain, we are unable to estimate the actual funds we will require to complete research and development of our product candidates and commercialization of our products. We believe that our existing cash and marketable securities, but not including the proceeds of a public offering which we are undertaking, and cash we expect to receive under our collaborations with Boston Scientific and Merck, will be sufficient to support our current operating plan for at least the next nine months.

        However, our future capital requirements, and the period in which we expect our current cash to support our operations, may vary from what we expect due to a number of factors, including the following:

  •
  the time and costs involved in obtaining regulatory approvals for BiDil and our other product candidates;

  •
  the costs of manufacturing, distributing, marketing and selling BiDil, if and when approved by regulatory authorities;

  •
  the timing, receipt and amount of milestone and other payments, if any, from collaborators;

  •
  the timing, receipt and amount of sales and royalties, if any, from our potential candidates;

  •
  the resources required to successfully complete our clinical trials;

  •
  continued progress in our research and development programs, as well as the magnitude of these programs;

  •
  the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

  •
  costs related to acquiring or in-licensing new technologies; and

  •
  our ability to establish and maintain additional collaborative arrangements.

        We may be required to seek additional funding in the future and may do so through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms, or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.

If we do not successfully market and sell BiDil or our other product candidates, either directly or through third parties, our future revenue will be limited.

        We currently have limited sales, marketing and distribution experience. If BiDil is approved, we intend to launch and market BiDil in North America ourselves, using a contract sales force, and, in the future, we may also seek to market other products ourselves which are not already subject to marketing agreements where we believe the target physician market can be effectively reached by the sales force we intend to establish directly or by contract. In order to develop or contract for sales and marketing capabilities, we will have to invest significant amounts of money and management resources. Because we minimized these expenditures prior to obtaining the results of our BiDil clinical trial, we may have insufficient time to build our sales and marketing capabilities in advance of BiDil's expected launch. Moreover, if the approval of BiDil is delayed substantially, or BiDil is not approved, we will have incurred significant unrecoverable expenses.

        For BiDil and any other product candidates for which we decide to perform for sales, marketing and distribution functions ourselves or through a third party, we could face a number of additional risks, including:

  •
  we may not be able to attract, build and retain or contract for a significant and qualified marketing or sales force;

  •
  the cost of establishing or contracting for a marketing or sales force may not be justifiable in light of the revenues generated by any particular product; and

  •
  our direct sales and marketing efforts may not be successful.

        For products with larger target physician markets, we plan to rely significantly on sales, marketing and distribution arrangements with third parties. For example, we plan to rely on our existing collaboration for the commercialization of stents coated with nitric oxide-releasing compounds if development is successful and such products are approved by the FDA. We may have to enter into additional marketing arrangements in the future. We may not be able to successfully enter into sales, marketing and/or distribution agreements with any other third parties in the future, on terms which are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues for any products for which we rely on third-party sales, marketing and distribution support will depend heavily on the success of the efforts of these third parties.

If our third-party contract sales organization does not devote sufficient resources to our BiDil project, our ability to achieve near-term revenue could be harmed.

        We recently executed a definitive agreement with Publicis Selling Solutions, Inc., or Publicis, a contract sales organization, pursuant to which, on our behalf, Publicis will recruit, hire, train and employ a specialty sales force of 175 to 200 sales representatives to sell BiDil to our target prescriber markets. If BiDil is approved, our near-term revenue for BiDil will depend heavily upon the success and efforts of Publicis. If Publicis does not devote the resources, time and training required to establish an effective and qualified sales force, our ability to achieve revenue from sales of BiDil will be harmed.

Physicians, payors and patients may not be receptive to BiDil or our other product candidiates, if approved, which could prevent us from achieving and maintaining profitability.

        BiDil and the other product candidates that we are developing are based upon technologies or therapeutic approaches that are not currently in the marketplace. Assuming we receive FDA approval, we plan to market BiDil only in the United States. Key participants in the U.S. pharmaceutical marketplace, such as physicians, payors and patients, may not accept a product intended to improve therapeutic results based on ethnicity. As a result, it may be more difficult for us to convince the medical community and third-party payors and patients to accept and use our products. Our business is substantially dependent on market acceptance of BiDil. If we are unable to launch and commercialize BiDil, we will not generate revenue, and our stock price may decline.

        Other factors that we believe will materially affect market acceptance of BiDil and our other product candidates under development include:

  •
  the timing of our receipt of any marketing approvals, the terms of any approval (including labeling requirements and/or limitations), and the countries in which approvals are obtained, if any;

  •
  the safety, efficacy and ease of administration of BiDil;

  •
  the success of our physician education programs; and

  •
  the availability of government and third-party payor reimbursement.

The application of our nitric oxide technology is unproven in humans and, as a result, we may not be able to successfully develop and commercialize any products based upon this technology.

        A component of our strategy is to seek to improve existing medicines with our proprietary nitric oxide technology. Our product candidates include nitric oxide enhancements of existing drugs. Thus, we are modifying compounds whose chemical and pharmacological profiles are well-documented and understood. However, many of our potential product candidates are new molecules with chemical and pharmacological profiles that differ from that of the existing drugs. These compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. In addition, it is possible that existing drugs or newly-discovered drugs may not benefit from the application of our nitric oxide technology. If we are not able to successfully develop and commercialize drugs based upon our technological approaches, we will not generate revenue based on these drugs, and the value of our stock will decline.

If our clinical trials for any product candidates we advance into clinical testing are not successful, we may not be able to successfully develop and commercialize our products.

        In order to obtain regulatory approvals for the commercial sale of our product candidates, we or our collaborators will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our product candidates. We may not be able to obtain authority from the FDA or other regulatory agencies to commence or complete these clinical trials. If permitted, such clinical testing may not prove that our drug candidates are safe and effective to the extent necessary to permit us to obtain marketing approvals from regulatory authorities. Moreover, positive results demonstrated in pre-clinical studies and clinical trials that we complete may not be indicative of results obtained in future clinical trials. Furthermore, we, one of our collaborators, institutional review boards or regulatory agencies may suspend clinical trials at any time if it is believed that the subjects or patients participating in such trials are being exposed to unacceptable health risks. Adverse or inconclusive clinical trial results concerning any of our drug candidates could require us to conduct additional clinical trials, result in increased costs and significantly delay the filing for marketing approval for those drug candidates with the FDA or result in a filing for a narrower indication than was originally sought or result in a decision to discontinue development of those drug candidates.

        The successful completion of our clinical trials will depend on, among other things, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the clinical protocol, the availability of alternative treatments, the proximity of patients to clinical sites and the eligibility criteria for the study. We may be unable to enroll the number of patients we need to complete a trial on a timely basis. Moreover, delays in planned patient enrollment for clinical trials may cause us to incur increased costs and delay commercialization.

        We have relied on academic institutions or clinical research organizations to supervise or monitor some or all aspects of our BiDil trial, and we expect to rely on academic institutions and clinical research organizations for other product candidates we advance into clinical testing. Accordingly, we have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own.

        As a result of these factors, we or third parties on whom we rely may not successfully begin or complete our clinical trials in the time periods we have forecasted, if at all. Moreover, if we incur costs and delays in our programs or if we do not successfully develop and commercialize our products, our stock price could decline.

If we and our partners do not obtain and maintain the regulatory approvals required to market and sell BiDil and our other product candidates, then our business will be unsuccessful, and the market price of our stock will substantially decline.

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

        If we do not receive required regulatory approval or clearance to market BiDil or any of our other product candidates, we will not be able to develop and commercialize these products, which will affect our ability to achieve profitability and cause the value of our common stock to substantially decline.

If we, our third-party manufacturers or our service providers fail to comply with applicable laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to market and sell our products and harm our reputation.

        If we or our third-party manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions which could affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to less acceptance of our products by the market. These enforcement actions include:

  •
  product seizures;

  •
  voluntary or mandatory recalls;

  •
  voluntary or mandatory patient or physician notification;

  •
  withdrawal of product approvals;

  •
  restrictions on, or prohibitions against, marketing our products;

  •
  fines;

  •
  restrictions on importation of our products;

  •
  injunctions;

  •
  debarment;

  •
  civil and criminal penalties; and

  •
  suspension of review of, or refusal to approve, pending applications.

Assuming BiDil is approved for commercial sale, if the third-party manufacturer of BiDil encounters delays or difficulties in production, we may not be able to meet demand for the product, and we may lose potential revenue.

        We do not manufacture BiDil and have no plans to do so. We engaged Schwarz Pharma Manufacturing, Inc., or Schwarz Pharma, for the manufacture of batches of BiDil for clinical trials and are negotiating a definitive agreement for the manufacture and supply of commercial quantities of BiDil, assuming it receives FDA approval. Although we are currently negotiating the terms of a definitive commercial manufacture and supply agreement for BiDil with Schwarz Pharma, to date we have not secured a long-term commercial supply arrangement for BiDil. We cannot assure you that we will be able to enter into a commercial manufacturing and supply agreement with Schwarz Pharma or any other contract manufacturer for BiDil on a timely basis or on terms that are favorable to us. If we are unable to establish or maintain a commercially reasonable manufacturing agreement for the production of BiDil, if approved, we may not be able to successfully develop and commercialize BiDil and our stock price will decline.

        Furthermore, Schwarz Pharma, if engaged, may encounter difficulties in production. These problems may include:

  •
  difficulties with production costs and yields;

  •
  quality control and assurance;

  •
  shortages of qualified personnel;

  •
  compliance with strictly enforced federal, state and foreign regulations; and

  •
  lack of capital funding.

        Schwarz Pharma may not perform as agreed or may terminate its engagement with us, which would adversely impact our ability to produce and sell BiDil.

        The number of third-party manufacturers with the manufacturing and regulatory expertise and facilities necessary to manufacture finished drug products for us on a commercial scale is limited, and it would take a significant amount of time to arrange, qualify, and receive necessary regulatory approval for alternative arrangements. We may not be able to contract for manufacturing on acceptable terms, if at all.

        Any of these factors could increase our costs and result in our being unable to effectively commercialize BiDil. Furthermore, if Schwarz Pharma or any other third-party manufacturer of BiDil fails to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices, we may be unable to meet the demand for our product, and we may lose potential revenues.

The development and commercialization of our product candidates may be terminated or delayed, and the cost of development and commercialization may increase, if third parties on whom we rely to manufacture our products do not fulfill their obligations.

        We do not manufacture any of our other product candidates and have no current plan to develop any capacity to do so in the future. In order to continue to develop products, apply for regulatory approvals and commercialize our products, we plan to rely on third parties for the production of clinical and commercial quantities of our product candidates. We will depend upon these third parties to perform their obligations in a timely manner and in accordance with applicable laws and regulations. To the extent that third-party manufacturers with whom we contract fail to perform their obligations in accordance with applicable laws and regulations, we may be adversely affected in a number of ways, including:

  •
  we may not be able to initiate or continue clinical trials of our product candidates;

  •
  we may be delayed in submitting applications for regulatory approvals for our products;

  •
  we may be required to cease distribution and/or recall some or all batches of our products; and

  •
  we may not be able to meet commercial demands for our products or achieve profitability.

We rely on a single source supplier for one of the two active ingredients in BiDil, and the loss of this supplier could prevent us from selling BiDil, which would materially harm our business.

        We rely on Sumitomo for our supply of hydralazine, one of the two active ingredients in BiDil. Sumitomo is currently the only supplier of hydralazine worldwide. We do not have any agreement with Sumitomo regarding the supply of hydralazine. If Sumitomo stops manufacturing or is unable to manufacture hydralazine, or if we are unable to procure hydralazine from Sumitomo on commercially favorable terms, we may be unable to continue to sell BiDil on commercially viable terms, if at all. Furthermore, because Sumitomo is currently the sole supplier of hydralazine, Sumitomo has unilateral control over the price of hydralazine. Any increase in the price for hydralazine may reduce our gross margins.

The termination of our collaboration agreement with Merck, resulting from Merck's recent decision to withdraw its COX-2 inhibitor, Vioxx, from worldwide markets, will result in the loss of anticipated milestone and royalty based revenue from the collaboration and may indicate that the development of nitric oxide-enhancing COX-2 inhibitors is not viable.

        In December 2002, we entered into an exclusive, worldwide research, collaboration and licensing agreement with Merck pursuant to which we granted Merck marketing and sales rights to our technology for nitric oxide-enhancing COX-2 inhibitors. On September 30, 2004, Merck halted the phase II trial of our lead candidate in nitric oxide-enhancing COX-2 inhibitors. This lead nitric oxide candidate is composed of a derivative of rofecoxib. Rofecoxib is the active ingredient in Vioxx, a COX-2 inhibitor which Merck voluntarily withdrew from worldwide markets on September 30, 2004. We have agreed with Merck to terminate our collaboration agreement, which will result in the loss of any potential milestone or royalty revenue from the sale of products that may have resulted from the collaboration as well as any research and development funding that we may have received beyond the end of the initial research term in December 2005. If the FDA imposes additional regulatory burdens for the approval of new COX-2 inhibitors, if COX-2 inhibitors continue to pose safety concerns, or if the market for COX-2 inhibitors contracts, then we may lose any investment made in the development of, and any potential revenue that may have resulted from, the development, sale or licensing of nitric oxide-enhancing COX-2 inhibitors.

We currently depend on collaborative partners for a significant portion of our revenues and to develop, conduct clinical trials with, obtain regulatory approvals for, and manufacture, market and sell some of our product candidates, and these collaborations may not be successful.

        We are relying on Boston Scientific to fund the development of and to commercialize nitric oxide-enhancing stents using our technology to prevent the re-closure of arteries, or restenosis, following balloon angioplasty, a treatment to widen blocked arteries. In addition, Merck has funded the development of products based upon our nitric oxide-enhancing COX-2 inhibitor technologies. All of our $12.8 million of revenues for 2003 and our $7.0 million of revenues for the nine months ended September 30, 2004 were derived from licensing, research and development and milestone payments paid to us by Boston Scientific and Merck. We have agreed with Merck to terminate our collaboration on nitric oxide-enhancing COX-2 inhibitor technologies. Please see "Risk Factors—The termination of our collaboration agreement with Merck, stemming from Merck's recent decision to withdraw its COX-2 inhibitor, Vioxx, from worldwide markets, will result in the loss of anticipated milestone and royalty based revenue from the collaboration and may indicate that the development of nitric oxide-enhancing COX-2 inhibitors is not viable." for additional risks relating to our agreement with Merck.

        Our agreement with Boston Scientific provides us research and development funding for our nitric oxide-enhancing stent program, and additional payments due to us under the collaboration agreement are generally based on the achievement of specific development and commercialization milestones that may not be met. The agreement with Boston Scientific can be terminated at any time upon 30 days' prior written notice. We are also entitled to royalty payments that are based on the sales of products developed and marketed through the collaboration. These future royalty payments may not materialize or may be less than expected if the related product candidates are not successfully developed or marketed, or if we or our collaborator is forced to license intellectual property from third parties. Accordingly, we cannot predict with certainty whether this collaboration will continue to generate revenues for us and if so, for how long. The loss of the Boston Scientific collaboration could decrease our revenues. We intend to enter into collaborative agreements with other parties in the future relating to other product candidates, and we are likely to have similar risks with regard to any such future collaborations.

        In addition, our existing collaboration and any future collaborative arrangements that we seek to enter into with third parties may not be scientifically or commercially successful. Factors that may affect the success of our collaborations include the following:

  •
  our collaborators may be pursuing alternative technologies or developing alternative product candidates, either on their own or in collaboration with others, that may be competitive with the product on which they are collaborating with us and which could affect their commitment to our collaboration;

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

Our failure to successfully acquire, develop and market additional drug candidates or approved drugs would impair our ability to grow.

        As part of our strategy, we intend to acquire, develop and market additional drugs and drug candidates to treat African Americans with cardiovascular, metabolic and other diseases that affect this population. The success of this strategy depends upon our ability to identify, select and acquire appropriate pharmaceutical drug candidates and drugs.

        Any drug candidate we license or acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All drug candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the drug candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any drugs that we develop or acquire that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace.

        Proposing, negotiating and implementing an economically viable acquisition of a drug or drug candidate is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition of product candidates and approved products. We may not be able to acquire the rights to additional drug candidates and approved drugs on terms that we find acceptable, if at all.

Risks relating to our intellectual property rights

Our patent protection for BiDil, which is a combination of two generic drugs, is limited, and we may be subject to generic substitution or competition and resulting pricing pressure.

        We have no composition of matter patent covering our lead product candidate, BiDil, which we intend to market for the treatment of heart failure in African Americans. BiDil is a fixed-dose combination of two generic drugs, isosorbide dinitrate and hydralazine, which are approved and separately marketed, in dosages similar to those we include in BiDil, for indications other than heart failure, at prices below the prices we expect to charge for BiDil. We have three issued method-of-use patents, one of which covers the use of the combination of isosorbide dinitrate and hydralazine to reduce the incidence of mortality associated with chronic congestive heart failure, expiring in 2007, and the others covering the treatment of heart failure in black patients, expiring in 2020. As a practical matter, we may not be able to enforce these method-of-use patents to prevent physicians from prescribing isosorbide dinitrate and hydralazine separately for the treatment of heart failure in African Americans, even though neither drug is approved for such use.

        Other factors may also adversely affect our patent protection for BiDil. The combination therapy of isosorbide dinitrate and hydralazine for use in heart failure was developed through lengthy, publicly-sponsored clinical trials conducted during the 1980s, prior to the filing of the patent application that resulted in the 2007 patent. The U.S. Patent and Trademark Office, or U.S. patent office, considered published reports on these clinical trials and concluded that they did not constitute prior art that would prevent the issuance of the 2007 patent. The U.S. patent office also considered the question of whether the 2007 patent constituted prior art with respect to the 2020 patents, but determined that the claims of the 2020 patents were non-obvious and patentable. A court considering the validity of the 2007 or 2020 patents with respect to questions of prior art might be presented with other alleged prior art or might reach conclusions different from those reached by the U.S. patent office. If the 2007 or 2020 patents were to be invalidated or if physicians were to prescribe isosorbide dinitrate and hydralazine separately for heart failure in African Americans, our BiDil revenue could be significantly reduced, we could fail to recover the cost of developing BiDil and BiDil might not be a viable product.

If we are not able to obtain and enforce patent protection for our discoveries, our ability to develop and commercialize our product candidates will be harmed, and we may not be able to operate our business profitably.

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

        The issued patents and patent applications for our product candidates and nitric oxide technology include claims with respect to both the composition of specific drugs or compounds and specific methods of using these drugs or compounds in therapeutic areas. In some cases, like BiDil, our only patent protection is with respect to the method of using a drug or compound, and we do not have patent claims covering the underlying composition of the drug or compound. Method-of-use patents may provide less protection for our product candidates because it may be more difficult to prove direct infringement against a pharmaceutical manufacturer or distributor once they have gained approval for an alternative indication. In addition, if any other company gains FDA approval for an indication separate from the one we are pursuing and markets a drug that we expect to market under the protection of a method-of-use patent, physicians will be able to prescribe that drug for use in the indication for which we have obtained approval, even though the drug is not approved for such indication. As a practical matter, we may not be able to enforce our method-of-use patents against physicians prescribing drugs for such off-label use. Off-label use and any resulting off-label sales could make it more difficult to obtain the price we would otherwise wish to achieve for, or to successfully commercialize, our product. In addition, in those situations where we have only method-of-use patent coverage for a product candidate, it may be more difficult to find a pharmaceutical company partner to license or support development of our product candidate.

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

If we become involved in patent litigation or other proceedings to enforce our patent rights, we would incur substantial costs and expenses, substantial liability for damages or be required to stop our product development and commercialization efforts.

        A third party may sue us for infringing on its patent rights. Likewise, we may need to resort to litigation to enforce a patent issued to us or to determine the scope and validity of third-party proprietary rights. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management's efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, our strategy of providing nitric oxide-enhancing versions of existing medicines could lead to more patent litigation as the markets for these existing medicines are very large and competitive. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

        For example, we have filed an opposition in the European Patent Office, or EPO, to revoke NicOx S.A.'s European Patent No. 904 110, which we refer to as EP '110. This patent is directed to the use of organic compounds containing a nitrate group or inorganic compounds containing a nitric oxide group to reduce the toxicity caused by certain drugs, including non-steroidal anti-inflammatory drugs, or NSAIDs. The basis for our opposition, in part, is that the claims in EP '110 are anticipated and therefore invalid if they are construed to cover a single compound chemically linked to a nitrate. While we believe that the claims in EP '110 will be invalidated, or be narrowed, we cannot predict with certainty the outcome of the opposition. If the EPO finds that there are valid claims in EP '110 that cover compounds chemically linked to nitrates, we may be adversely affected in our ability to market our product candidates for reducing gastrointestinal toxicity without first obtaining a license from NicOx, which may not be available on favorable terms, if at all. We do not know whether NicOx has filed claims of similar scope to the EP '110 patent in the United States.

        If any parties are able to successfully claim that our creation or use of proprietary technologies infringes upon their intellectual property rights, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties' patent rights. In addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license on unfavorable terms. Moreover, any legal action against us or our partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our partners to obtain a license in order to continue to manufacture or market the affected products and processes. Any license required under any patent may not be made available on commercially-acceptable terms, if at all. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to effectively market some of our technology and product candidates, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, a number of our collaborations provide that royalties payable to us for licenses to our intellectual property may be offset by amounts paid by our collaboration partners to third parties who have competing or superior intellectual property positions in the relevant fields, which could result in significant reductions in our revenues from products developed through collaborations.

We in-license a significant portion of our principal proprietary technologies, and if we fail to comply with our obligations under any of the related agreements, we could lose license rights that are necessary to developing BiDil and our other product candidates.

        We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary for our business. In particular, we have obtained the exclusive right to develop and commercialize BiDil pursuant to a license agreement with Dr. Jay N. Cohn, and some of our intellectual property rights relating to nitric oxide compounds have been obtained pursuant to license agreements with the Brigham and Women's Hospital and Boston University. We expect to enter into additional licenses in the future. These licenses impose various development, commercialization, funding, royalty, diligence, and other obligations on us. If we breach these obligations, the licensor may have the right to terminate the license or render the license non-exclusive, which would result in us being unable to develop, manufacture and sell products that are covered by the licensed technology.

Risks relating to our industry

We face significant competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

        The pharmaceutical and medical device industries are highly competitive and characterized by rapid and significant technological change. Our principal competitors in the markets we have targeted, such as cardiovascular disease and inflammation, are large, multinational pharmaceutical and medical device companies that have substantially greater financial and other resources than we do and are conducting extensive research and development activities on technologies and product candidates similar to or competitive with ours.

        There are a number of companies currently marketing and selling products to treat heart failure in the general population that will compete with BiDil, if it is approved. These include GlaxoSmithKline, plc, which currently markets Coreg, Merck & Co., Inc., which currently markets Vasotec, Pfizer Inc., which currently markets Inspra, and Astra Zeneca, plc, which currently markets Toprol XL.

        We also face competition from other pharmaceutical companies seeking to develop drugs using nitric oxide technology. For example, we are aware of at least four companies working in the area of nitric oxide based therapeutics. These companies are GB Therapeutics, NicOx S.A., OxoN Medica, and Vasopharm BIOTECH GmbH.

        Many of our competitors are more experienced than we are in drug development and commercialization, obtaining regulatory approvals and product marketing and manufacturing. As a result, our competitors may develop and commercialize pharmaceutical products before we do. In addition, our competitors may develop and commercialize products that render our products obsolete or non-competitive or that block or delay approval of our products as a result of patent or non-patent exclusivity.

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

If third-party payors do not reimburse customers for BiDil or any of our product candidates that are approved for marketing, they might not be used or purchased, and our revenues and profits might be adversely affected.

        Our revenues and profits depend heavily upon the availability of coverage and reimbursement for the use of BiDil, and any of our product candidates that are approved for marketing, from third-party healthcare and state and federal government payors, both in the United States and in foreign markets. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor's determination that use of a product is:

  •
  safe, effective and medically necessary;

  •
  appropriate for the specific patient;

  •
  cost-effective; and

  •
  neither experimental nor investigational.

        Since reimbursement approval for a product is required from third-party and government payors, seeking this approval, particularly when seeking approval for a preferred form of reimbursement over other competitive products, is a time-consuming and costly process. Third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of any product we might bring to market. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products or at all. Once reimbursement at an agreed level is approved by a third-party payor, we may lose that reimbursement entirely or we may lose the similar or better reimbursement we receive compared to competitive products. As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved.

Risks relating to our common stock

Our stock price is subject to fluctuation, which may cause an investment in our stock to suffer a decline in value.

        The market price of our common stock may fluctuate significantly in response to factors that are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical, biotechnology and other life sciences companies have been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. For example, our stock price could be adversely affected if product candidates by others that utilize nitric oxide technology are not successful in clinical testing, fail to achieve regulatory approval or are not accepted in the marketplace, even though these failures may not be related to our product candidates or technology. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our common stock.

We may incur significant costs and suffer management distraction and reputational damage from class action litigation and regulatory or government investigations and actions due to trading in our common stock.

        Our stock price has been, and is likely to continue to be, volatile. Our stock price may fluctuate for many reasons, including as a result of public announcements regarding the progress of our development and marketing efforts, the addition or departure of key personnel, variations in our quarterly operating results and changes in market valuations of pharmaceutical, biotechnology or other life sciences companies. When the market price of a company's stock is volatile, holders of that company's stock may bring securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit was without merit, we could incur substantial costs defending the lawsuit.

        On July 20, 2004, the Market Regulation Department of the National Association of Securities Dealers, Inc. advised us that it is conducting a review of trading activity in our common stock surrounding our July 19, 2004 announcement that we had halted our phase III confirmatory clinical trial of BiDil due to the significant survival benefit seen with BiDil. The NASD is reviewing, among other things, information on relationships between our officers, directors and service providers and individuals and institutions who may have traded in our common stock prior to the July 19, 2004 announcement. We are cooperating with this review and have identified certain persons on the list provided to us by the NASD as having a relationship with our chief executive officer and others at NitroMed. We have established a special committee of our board of directors to oversee our response to this review. The NASD may refer this matter to the SEC once it completes its review.

        The SEC or other securities regulators may investigate trading activity of insiders and others around events that result in stock price volatility, such as our July 19 announcement, and we may incur substantial costs in connection with any such government investigation or related action. A stockholder lawsuit, SEC or other investigation or action could also damage our reputation or that of our officers or directors and divert their time and attention away from management of NitroMed.

Substantially all of our outstanding common stock may be sold into the market at any time. This could cause the market price of our common stock to drop significantly.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2004, we had outstanding 26,356,630 shares of common stock. Subject to lock up agreements which will restrict the sale of approximately 8,286,053 of these shares for a period of 60 days after this offering, substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Insiders have substantial control over us and could delay or prevent a change in corporate control.

        As of September 30, 2004, our directors, executive officers and principal stockholders, together with their affiliates, own, in the aggregate, approximately 53% of our outstanding common stock. As a result, these stockholders, if acting together, will have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate securities, directly or through managed funds, with average contractual maturities of less than two years. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2004, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by a change in market interest rates on our investments.

Item 4. Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

        The aggregate price of the offering amount registered on our behalf was $66.0 million. In connection with the offering, we paid approximately $4.6 million in underwriting discounts and commissions to the underwriters and incurred an estimated $1.3 million in other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $60.1 million. As of September 30, 2004, all of such proceeds remain from the offering, and pending use of the proceeds, we have invested these funds in short-term, interest-bearing, investment-grade securities.

Item 6. Exhibits.

  (a)
  The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NITROMED, INC.
	By:	/s/ LAWRENCE E. BLOCH, M.D., J.D. Lawrence E. Bloch, M.D., J.D. Chief Financial Officer and Chief Business Officer (Principal Financial Officer)
Date: November 8, 2004

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

TABLE OF CONTENTS
PART I. Financial Information
  Item 1. Financial Statements
STATEMENTS OF OPERATIONS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 6. Exhibits.
SIGNATURES
EXHIBIT INDEX