Form 10-K
period 2004-12-31
NITROMED INC
filed 2005-03-10
CIK 927829

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant was approximately $68,263,373, based on the price at which the registrant's common stock was last sold on June 30, 2004.

        As of March 7, 2005, there were 30,258,187 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Specified portions of the registrant's proxy statement for the annual meeting of stockholders to be held on May 16, 2005, which are to be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year ended December 31, 2004 are incorporated by reference into Item 5 of Part II and Part III of this report.

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

ITEM 1. BUSINESS

Overview

        NitroMed is an emerging pharmaceutical company with substantial expertise and intellectual property in nitric oxide-based drug development which was incorporated in Delaware in 1992. Our goal is to become a leading, multi-product pharmaceutical company by developing innovative nitric oxide products and by building on our BiDil development experience and commercialization infrastructure to identify and market additional products for cardiovascular and metabolic diseases. We are developing our lead nitric oxide-enhancing drug candidate, BiDil, to treat African Americans diagnosed with heart failure. We recently concluded a phase III confirmatory clinical trial of BiDil, the results of which were presented at the annual meeting of the American Heart Association on November 8, 2004. Data from this trial presented at the American Heart Association annual meeting in November 2004, and published in the New England Journal of Medicine the same week, showed that African American patients with heart failure experienced a 43% improvement in survival after taking BiDil in addition to standard heart failure therapy, as compared to patients in a placebo group who received only standard heart failure therapy. The trial was halted in July 2004 due to significant survival benefits seen with BiDil. On December 23, 2004, we resubmitted a new drug application for BiDil to the Food and Drug Administration, or FDA. On February 3, 2005, the FDA accepted our new drug application resubmission as a complete class 2 resubmission, which means that under the Prescription Drug User Fee Act, FDA review of our resubmission is expected to be completed within six months of the date the resubmission was received, or June 23, 2005.

        We plan to directly market BiDil, if approved, to physicians who treat African Americans with heart failure. Accordingly, we have hired a senior vice president of sales and marketing, a vice president of marketing, three regional sales directors and twenty-one district sales managers. In addition, we recently entered into an agreement with Publicis Selling Solutions Inc., or Publicis, pursuant to which Publicis has employed a specialized field sales force of 195 representatives exclusively dedicated to the sale of our products. In addition, on February 16, 2005, we entered into a supply agreement with Schwarz Pharma Manufacturing, Inc., or Schwarz Pharma, pursuant to which we have engaged Schwarz Pharma to exclusively manufacture and supply BiDil. We expect to have available by the end of the first quarter of 2005 both the sales force and the quantities of finished product required to support the subsequent launch of BiDil, subject to FDA approval.

        We are also applying our nitric oxide technology to develop novel pharmaceuticals, as well as safer and more effective versions of existing drugs, to target significant diseases and major commercial markets. Our nitric oxide development strategy involves the internal development of proprietary nitric oxide-enhancing drug candidates, such as BiDil, the co-development of nitric oxide-enhancing drugs with partners and the out-licensing of our nitric oxide-enhancing technology in exchange for potential milestone payments and royalties on sales. We have entered into corporate collaboration agreements with Boston Scientific Corporation, or Boston Scientific, to jointly develop nitric oxide-enhanced paclitaxel-coated stents, and with Merck Frosst Canada & Co., a Merck & Co. Inc. subsidiary, or Merck, to jointly develop nitric oxide-enhancing COX-2 inhibitors. The Boston Scientific collaboration is ongoing at the pre-clinical stage. On September 30, 2004, Merck voluntarily withdrew its marketed COX-2 inhibitor, Vioxx®, from worldwide markets and halted the phase II trial of our lead candidate in nitric oxide-enhancing COX-2 inhibitors. As a result, we agreed with Merck to terminate this collaboration in November 2004, and we have retained all rights to our technology in the field of nitric oxide-enhancing COX-2 inhibitors.

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

        We seek to produce our next generation nitric oxide-enhancing drug candidates by combining an existing, marketed medicine with a nitric oxide donor, which is a molecule capable of increasing nitric oxide levels in the body. The nitric oxide donor and the existing medicine can be combined together through either a chemical linkage to potentially create a proprietary new chemical entity or through the direct mixing of the medicine and the nitric oxide donor to potentially create a patentable new use and dosage form. We believe that the probability of clinical success for our next generation drug candidates is increased because regulatory approvals have already been achieved for the existing medicines that we are seeking to improve. We also believe that the commercial risk associated with these drug candidates is mitigated because many of these existing medicines have already generated significant sales in their markets. We have generated significant intellectual property rights for our nitric oxide technology and compounds to protect our interests and support our discovery and development of additional product candidates.

BiDil—treatment for heart failure in African Americans

        Heart failure, or end-stage cardiovascular disease, affects approximately five million Americans. There is no cure for this disease, and more than 50% of patients who have this disease die within five years of diagnosis. Studies indicate that African Americans suffer a disproportionate incidence of cardiovascular disease with respect to heart failure, and that they are more likely to die from it at a younger age. This dramatic ethnic difference in health outcomes has been attributed to a variety of factors, including access to medical care, management of heart failure and socioeconomic factors. Recent analyses of heart failure clinical trials, however, show that the mortality rate and the hospitalization rate for African Americans is significantly higher than for non-African Americans, even after adjustment for such factors. Based on data from the U.S. census bureau and the Centers for Disease Control, we estimate that approximately 750,000 African Americans have been diagnosed with heart failure, and we expect this number to grow to approximately 900,000 persons by 2010.

        Our lead product candidate, BiDil, is an orally-administered nitric oxide-enhancing medicine. BiDil is a fixed dose combination of two drugs, isosorbide dinitrate and hydralazine. Isosorbide dinitrate is a nitric oxide donor. Hydralazine is an antioxidant and vasodilator agent, which means it protects the nitric oxide formed by isosorbide dinitrate and dilates blood vessels. Through these properties, BiDil is intended to provide a number of beneficial effects for African American heart failure patients, including increasing levels of nitric oxide in the body. Because heart failure is a chronic disease, we expect that, if approved, BiDil, like other medicines taken for chronic heart disease, will be taken for the duration of the patient's life.

        The African American Heart Failure Trial was a double-blind, placebo controlled study, meaning that neither the patients nor the investigators were informed during the trial which patients were receiving placebo, which is a pill that looks the same as the drug but has no active ingredients. The trial, which was co-sponsored by the Association of Black Cardiologists and enrolled 1,050 patients at 169 sites in the United States, was halted in July 2004 on the unanimous recommendation of the independent Data and Safety Monitoring Board and the steering committee for the trial due to the significant survival benefit seen in patients taking the drug. BiDil is also the subject of a new drug application previously filed with the FDA. The previously-filed new drug application received a non-approvable letter after it failed to satisfy statistical significance requirements in analyses of the effectiveness in the general heart failure population. Our work in the field of nitric oxide-enhancing medicines led us to believe that BiDil may enhance nitric oxide levels in the body and protect nitric oxide after it is formed. A retrospective analysis of the African American patients in the prior BiDil clinical studies suggested that BiDil might preferentially reduce mortality and hospitalization and improve quality of life in African Americans. We therefore obtained the rights to the previously submitted new drug application and supplemented it with the results of these ethnicity-based analyses. In response to this data, we received a letter from the FDA stating that, in addition to the data already submitted to the agency, a clearly positive, prospective clinical trial of BiDil in African Americans with heart failure could, together with the satisfaction of other conditions, including the FDA's approval of our manufacturing processes and marketing materials, provide a basis for the approval of BiDil.

        The results of the BiDil trial were presented at the annual meeting of the American Heart Association on November 8, 2004. The trial enrolled a total of 1,050 African American patients who had New York Heart Association class III or IV heart failure with dilated ventricles, constituting moderately severe and severe levels of heart failure. The primary end point for the trial was a composite score made up of weighted values for death from any cause, a first hospitalization for heart failure, and change in the quality of life. The study was halted early owing to a significantly higher mortality rate in the placebo group than in the group given BiDil. A 10.2 percent death rate was shown in the placebo group compared to a 6.2 percent death rate in the BiDil group, P=0.02, which represents a two in one hundred probability that the result is due to chance, and where P is a generally accepted measure of statistical significance. The mean composite score for the primary endpoint was significantly better in the group given BiDil than in the placebo group, P=0.01, as were its individual components: a 43 percent reduction in the rate of death from any cause, P=0.01, a 33 percent relative reduction in the rate of first hospitalization for heart failure, P=0.001, and a statistically significant improvement in quality of life, P=0.02, measured by the Minnesota Living with Heart Failure questionnaire. Adverse events reported in the trial included symptoms of headache and dizziness, which were significantly more frequent in the group given BiDil, and exacerbations of congestive heart failure (both moderate and severe), which were significantly more frequent in the placebo group. Based upon these results, on December 23, 2004, we resubmitted a new drug application for BiDil to the FDA. On February 3, 2005, the FDA accepted our new drug application resubmission as a complete class 2 resubmission, which means that under the Prescription Drug User Fee Act, FDA review of our resubmission is expected to be completed within six months of the date the resubmission was received, or June 23, 2005.

Corporate Collaborations

Nitric Oxide Stents for the Treatment of Restenosis.

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

        In November 2001, we entered into a research, development and license agreement with Boston Scientific pursuant to which we granted Boston Scientific an exclusive worldwide license to develop and commercialize nitric oxide-enhanced restenosis products. In December 2003, we agreed to extend the research collaboration to develop nitric oxide-enhanced paclitaxel-coated stents until December 31, 2005.

Nitric Oxide-Enhancing COX-2 Inhibitors for the Treatment of Pain and Inflammation.

        COX-2 inhibitors are a class of medicines that are effective in treating pain and inflammation. Inflammation is caused by the body's local response to injury and is part of the healing mechanism. However, the body sometimes overcompensates to cause acute and chronic problems of pain, swelling and loss of function. COX-2 inhibitors are prescribed for conditions such as arthritis, mild to moderate pain, migraine and fever. We have created several series of proprietary nitric oxide-enhancing COX-2 inhibitors that we believe could improve the safety and efficacy of this drug class. COX-2 inhibitors have demonstrated decreased gastrointestinal side effects compared to aspirin and other commonly prescribed non-steroidal, anti-inflammatory drugs. In our laboratories, nitric oxide has been shown in animal studies to further decrease the gastrointestinal side effects of COX-2 inhibitors when combined with low-dose aspirin.

        In December 2002, we entered into an exclusive, worldwide research collaboration and licensing agreement that granted Merck marketing and sales rights to our technology for nitric oxide-enhancing COX-2 inhibitors. The research portion of the agreement was for three years ending in December 2005. On September 30, 2004, Merck voluntarily withdrew its marketed COX-2 inhibitor, Vioxx, from worldwide markets and halted the phase II trial of our lead candidate in nitric oxide-enhancing COX-2 inhibitors, which was composed of a derivative of rofecoxib, the active ingredient in Vioxx. In November 2004, we agreed with Merck to terminate the collaboration agreement. Merck paid us a lump sum of $1.8 million, representing the full amount of the research funding owed to us for 2005, but is not required to provide us with any further funding. We retain all rights to our technology in the field of nitric oxide-enhancing COX-2 inhibitors and intend to evaluate the continued development of this technology in collaboration with other potential partners.

Internal Development Programs

        We are utilizing our nitric oxide expertise and proprietary position to develop product candidates for a variety of additional medical conditions. The following table highlights those classes of nitric oxide-enhancing medicines where we have created, or are seeking to create, intellectual property rights and where we believe we may offer a clinical benefit compared to existing FDA-approved medicines. Our efforts in these areas primarily consist of discovery-stage research primarily directed to establishing our intellectual property position. In the table below, NSAID refers to non-steroidal anti-inflammatory drug and PDE refers to phosphodiesterase.

Product Candidate and Therapeutic Area		Potential Clinical Benefit
Nitric Oxide-Enhancing NSAID's
•	Pain, inflammation, cancer and central nervous system diseases	•	Improved gastrointestinal tolerance; accelerated ulcer healing; reduced kidney damage and hypertension
Nitric Oxide-Enhancing PDE Inhibitors
•	Asthma	•	Increased airway circulation; reduced lung inflammation and decreased sensitivity to airborne allergens
•	Male erectile dysfunction	•	Increased response rate; rapid onset of action
•	Pulmonary hypertension	•	Increased efficacy; longer duration of action
•	Chronic obstructive airway disease	•	Increased airway circulation
Nitric Oxide-Enhancing Cardiovascular Medicines
•	Hypertension	•	Reduction of endothelial dysfunction
•	Heart failure	•	Improvement of blood pressure control
Nitric Oxide-Enhancing Gastrointestinal Protectants
•	Peptic ulcer	•	Improved efficacy; faster onset of action
Nitric Oxide-Enhancing Arginines
•	Kidney failure	•	Improved sodium and water balance

Our Strategy

        Our goal is to become a leading, multi-product pharmaceutical company by developing additional innovative nitric oxide products and by building on our BiDil development experience and commercialization infrastructure to identify and market additional products for cardiovascular and metabolic diseases. Key elements of our strategy include:

        Successfully commercializing BiDil.    We are developing an internal marketing and sales infrastructure to promote BiDil for the treatment of heart failure in African Americans. Based on the number of physicians serving the African American heart failure market, we believe we can successfully promote BiDil with 195 sales representatives. Because BiDil, if approved, will be the only heart failure treatment specifically indicated to treat African Americans with heart failure, we believe that we will be able to achieve significant penetration in this population.

        Successfully leveraging our BiDil sales force.    Our sales force will target high prescribing physicians who treat African Americans with cardiovascular and metabolic diseases. We believe the African American community is an underserved patient population and suffers a disproportionate incidence of cardiovascular and other diseases. We believe that we can in-license or otherwise acquire rights to drugs and drug candidates to serve this population.

        Capitalizing on our clinical development expertise.    We believe the experience we gained in designing and executing our BiDil clinical trial program makes us an attractive clinical development partner for companies developing product candidates in the cardiovascular field.

        Focusing our internal development projects and corporate collaborations on nitric oxide-enhancing versions of existing medicines.    We believe that many pharmaceutical companies have currently marketed drugs and products that can benefit from the therapeutic attributes and the potential patent protection of our nitric oxide-enhancing technology. We are currently conducting research and development on several drug classes and have consolidated an intellectual property position from which we believe we can generate significant value. We intend to continue to enter into collaborations with leading health care companies where our product candidates will benefit from the marketing reach, clinical expertise and technology of the partner. Our research and development collaboration with Boston Scientific for drug-coated stents is an example of our ability to enter into collaborations with leading companies.

        Continuing to protect and enhance our product-specific and nitric oxide intellectual property rights and capabilities.    Because of its critical role in our on-going product development efforts, we intend to aggressively pursue the protection of our intellectual property. In order to protect and expand our current intellectual property position, we intend to invest significantly in nitric oxide-related research and development efforts, including attracting and retaining highly talented and experienced personnel.

BiDil Commercialization Plan

        We are establishing a marketing organization and sales force to launch and commercialize BiDil, if approved, to physicians who treat African Americans diagnosed with heart failure. We have hired a senior vice president of sales and marketing, a vice president of marketing, three regional sales directors and twenty-one district sales managers in order to manage a 195-person sales team. We have entered into an agreement with Publicis pursuant to which Publicis has employed and is training a specialized sales force of 195 sales representatives focused on cardiologists and primary care physicians located in those geographic areas that we believe constitute approximately 90% of the African American heart failure market in the United States. Under this agreement, we have the right to hire some or all of the Publicis representatives directly at any time upon the payment to Publicis of an agreed upon fee. Under a separate agreement, Publicis has agreed to recruit, hire and train eight account executives who will assist us in gaining formulary access for BiDil, if approved, and to hire ten medical science liaisons to report into our clinical/regulatory group. We also intend to support our sales with other professionals who are intended to help meet the specific medical needs of our physician audience.

        We have engaged Schwarz Pharma under a five-year exclusive manufacturing and supply agreement solely for the three times daily immediate release dosage formulation of our BiDil product candidate. Under the supply agreement, we will have the right to engage a backup manufacturer. We order bulk materials from the same suppliers that were used for the clinical trial batches of BiDil: hydralazine from Flavine, the U.S. representative of Sumitomo, and isosorbide dinitrate from EMS-Dottikon, and have them delivered directly to Schwarz Pharma for manufacturing. We expect to have available by the end of the first quarter of 2005 both the sales force and quantities of finished product required to support the subsequent launch of BiDil, subject to FDA approval.

Corporate Collaborations

        As part of our strategy to accelerate our product development efforts, we have established collaborations with Boston Scientific in the area of nitric oxide-enhanced paclitaxel-coated stents to reduce restenosis and with Merck in the area of nitric oxide-enhancing COX-2 inhibitors for use in the treatment of various diseases. In November 2004, we agreed to terminate our collaboration with Merck. These collaborations were designed to provide us with capital and research, development and marketing capabilities. We intend to pursue other collaborations as appropriate. Since inception, all of our revenue has been derived from our collaborations with third parties. For the fiscal year ended December 31, 2004, our collaborations with Boston Scientific and Merck accounted for all of our $16.5 million of revenue.

Boston Scientific Agreement

        In November 2001, we entered into a research, development and license agreement with Boston Scientific in the field of restenosis. We granted Boston Scientific an exclusive worldwide license to develop and commercialize nitric oxide-enhanced cardiovascular stents. We also granted to Boston Scientific a right of first refusal to obtain an exclusive license under our nitric oxide technologies to commercialize products for restenosis, which right of first refusal is for a period of three years after the end of the research term. In December 2003, we agreed to extend the agreement to continue the research and development collaboration through December 2005.

        Boston Scientific made an up-front license payment of $1.5 million to us in 2001, and made an additional payment of $3.0 million in December 2003 in connection with the extension of the research and development collaboration. In the event that specified research, development and commercialization milestones are achieved, Boston Scientific is obligated to make milestone payments to us. Boston Scientific also is obligated to pay royalties to us on the sale of any products resulting from the collaboration. Boston Scientific made a $3.5 million equity investment in our stock in 2001. In August 2003, in connection with a private placement, Boston Scientific made an additional $500,000 equity investment in our stock.

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

Merck Agreement

        In December 2002, we entered into a research, development and license agreement with Merck to jointly develop pharmaceutical products containing nitric oxide-enhancing COX-2 inhibitors. Under the terms of the agreement, we granted Merck an exclusive worldwide, royalty-bearing license to develop, make and sell nitric oxide-enhancing COX-2 inhibitors for use in the treatment or prevention of various diseases, conditions or disorders.

        Merck paid an up-front license fee of $10.0 million under the agreement and also made research and development payments over the three-year term of the research program totaling $7.2 million. In 2003, Merck made two payments, each of $5.0 million, for achieving the first two milestones.

        On September 30, 2004, Merck halted the phase II trial of our lead candidate in nitric oxide-enhancing COX-2 inhibitors. This lead nitric-oxide candidate is composed of a derivative of rofecoxib. Rofecoxib is the active ingredient in Vioxx, a COX-2 inhibitor which Merck voluntarily withdrew from worldwide markets on September 30, 2004. In November 2004, we agreed with Merck to terminate the collaboration agreement. Merck paid us a lump sum of $1.8 million, representing the full amount of the research funding owed to us for 2005, but is not required to provide us with any further funding. We retain all rights to our technology in the field of nitric oxide-enhancing COX-2 inhibitors, and intend to evaluate the continued development of this technology in collaboration with other potential partners.

Nitric Oxide's Role in Cellular Function and Disease

        In the 1980s, nitric oxide was identified as a significant molecule that regulates a wide range of important cellular functions. Professor Robert R. Furchgott, a member of our scientific advisory board, and two other individuals were awarded the 1998 Nobel Prize in Physiology and Medicine for this discovery.

        Recent research has shown that nitric oxide also plays important biochemical and physiological roles in many diseases or medical conditions, including the following:

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

        Gastrointestinal and Inflammatory Disease.    Nitric oxide is capable of influencing many of the biochemical and physiological reactions that are key to preventing or repairing injury to the gastrointestinal tract, such as stimulating mucus secretion from the mucus membrane lining the stomach and intestines and regulating the blood flow feeding the wall of the gastrointestinal tract and the mucus membrane. Nitric oxide can control inflammatory cell activation and is active on other chemical mediators in the inflammatory process. Gastrointestinal diseases in which nitric oxide has potential beneficial actions include NSAID-induced gastric injury, inflammatory bowel disease, and peptic ulcer.

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

        Respiratory Disease.    Nitric oxide inhalation reduces pulmonary hypertension and improves oxygenation, the absorption of oxygen by the lungs. In inflammatory pulmonary diseases, such as asthma and chronic obstructive pulmonary disease, nitric oxide has potential to promote airway dilation and reduce inflammation, thus reducing airway sensitivity to airborne irritants and allergens.

Research and Development

        As of December 31, 2004, our research and development group consisted of 41 employees, representing 18 biologists, 11 medicinal chemists, 6 persons engaged in clinical development and 6 persons engaged in patent and other research and development-related functions. Our research and development group is focusing on the continuous improvement of our core technology, the development of new materials and platforms, complementary products and new initiatives aimed at leveraging our core technology in new market areas.

        During the years ended December 31, 2004, 2003 and 2002, we estimate that our total company-sponsored research and development expenses were $23.0 million, $15.1 million, $14.7 million, respectively, and that our collaborator-sponsored research and development expenses were $5.0 million, $3.8 million, $1.4 million, respectively.

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

        As of December 31, 2004, we have 81 issued U.S. patents and 48 pending U.S. patent applications. We also have 48 issued patents and 121 pending patent applications in certain major industrial countries, including Canada, the major European market countries, Australia and Japan. Our issued U.S. and foreign patents expire on various dates between 2007 and 2024.

        BiDil.    We have three U.S. patents, one expiring in 2007 and the other two in 2020, and one Canadian patent expiring in 2008, which relate to co-administration of the components of BiDil. The first U.S. patent and the Canadian patent cover methods for reducing mortality associated with chronic congestive heart failure. The second U.S. patent covers methods for reducing mortality associated with chronic congestive heart failure, for improving the quality of life, for improving oxygen consumption or improving exercise tolerance in African American patients. The third U.S. patent covers additional claims to specific indications and dosing ranges for the treatment of heart failure and other conditions in African American patients. In addition, we have filed seven additional U.S. patent applications and corresponding foreign patent applications that could provide additional patent protection for BiDil. We have not filed any patent applications outside of the United States and Canada for BiDil, as pertains to the patent expiring in 2007. We have filed applications claiming priority relative to the patents expiring in 2020 in Canada and Europe.

        Nitric Oxide Stents.    We have six U.S. patents expiring on dates between 2013 and 2018 which cover the coating of medical devices with nitric oxide compounds, prevention of adverse effects associated with the use of a medical device, treatment of a damaged vessel or treatment of a damaged vascular surface in a patient by administration of a nitric oxide compound. We have four pending U.S. patent applications which, if issued, will have expiration dates between 2021 and 2023 and which cover the composition of matter of specific nitric oxide donors or nitric oxide-linked compounds and their methods of use for the treatment of restenosis. We have filed additional patent applications worldwide, have been issued one Australian patent that expires in 2014 and have one issued European patent which expires in 2014.

        Nitric Oxide-Enhancing COX-2 Inhibitors and Nitric Oxide-Enhancing NSAID's for Inflammation.    We have three issued and six pending U.S. patent applications, which, if issued, will have expiration dates between 2020 and 2023 and which disclose and claim novel nitric oxide-enhancing COX-2 inhibitors. These applications also disclose kits and methods of use for the treatment of pain, inflammation and fever, gastrointestinal disorders, disorders resulting from elevated levels of COX-2 inhibitors, for reducing renal and respiratory toxicity, for facilitating wound healing and for improving the cardiovascular profile of COX-2 inhibitors. We have also filed additional foreign patent applications relating to this technology. We have three U.S. patents expiring in 2015, two U.S. patents expiring in 2018, and one patent application which, if issued, will expire in 2018, which cover different compositions of matter and methods of use for the treatment of pain, inflammation, fever and gastrointestinal disorders with novel nitric oxide-enhancing NSAID's. One pending patent application, which, if issued, will expire in 2023, discloses specific composition of matter and methods of use for the treatment of pain, inflammation and gastrointestinal disorders of novel nitric oxide-enhancing NSAID's.

        We have filed additional patent applications worldwide and have been issued four Australian patents, three of which expire in 2016 and one in 2019, and one issued Canadian patent, which expires in 2016.

        Other Development Programs.    We also have a U.S. patent and a pending U.S. patent application, both of which expire in 2019, which disclose the methods of use of N-hydroxyguanidine compounds in the treatment of renal failure. We have also filed additional foreign patent applications covering this technology.

License and Royalty Agreements

        Dr. Jay N. Cohn.    In January 1999, as subsequently amended, we entered into a collaboration and license agreement with Dr. Jay N. Cohn. Under the agreement, Dr. Cohn licensed to us exclusive worldwide royalty-bearing rights to technology and inventions owned or controlled by Dr. Cohn and that relate to BiDil for the treatment of cardiovascular disease. We have agreed to make milestone payments to Dr. Cohn upon FDA approval and upon first commercial sale of products, if any, arising out of the agreement. The agreement imposes upon us an obligation to use reasonable best efforts to develop and, upon receipt of regulatory approval, manufacture, market and commercialize products based upon the licensed rights. If we fail to meet this obligation, Dr. Cohn has the right to terminate the agreement and the license granted to us under the agreement. Dr. Cohn also has the right to terminate the agreement if we materially breach the agreement and fail to remedy the breach within 30 days. We have the right to terminate the agreement at any time upon 30 days' prior written notice. Unless earlier terminated, the agreement continues in perpetuity. Pursuant to the agreement, Dr. Cohn was appointed to our scientific advisory board, entered into a consulting agreement with us and was granted an option to purchase 10,000 shares of our common stock.

        The Brigham and Women's Hospital.    In August 1992, as subsequently amended, we entered into a research and license agreement with The Brigham and Women's Hospital, Inc., or BWH. Under the agreement, we sponsored a research program at BWH for a period of approximately two years relating to the diagnostic, therapeutic and prophylactic use of nitric oxide and related compounds. Under the agreement, in exchange for our sponsored research funding, BWH granted us exclusive worldwide royalty-bearing rights to technology and inventions owned at the effective time of, or developed in the course of, the sponsored research program. We are applying the patents, patent applications and other intellectual property rights licensed to us by the BWH in our nitric oxide stent program. The agreement imposes on us due diligence obligations with respect to the research, development and commercialization of products based upon the licensed rights. If we fail to meet these obligations, then upon written notice the license will become non-exclusive. BWH has the right to terminate the agreement if we materially breach the agreement and fail to remedy the breach within 60 days.

        Boston University.    In June 1993, as subsequently amended, we entered into a research and license agreement with the Trustees of Boston University, or BU. Under the agreement, we have agreed to sponsor a multi-year research program at BU in the area of nitric oxide-enhancing medicines. Under the agreement, in exchange for our sponsored research funding, BU has granted us exclusive worldwide royalty-bearing rights to technology and inventions owned by BU and/or for the principal investigator named in the research proposal at the effective time of, or developed in the course of, the sponsored research program. We have agreed to pay royalties to BU on all products sold or distributed by us or our affiliates which incorporate or utilize inventions, material or information specified in the agreement. The agreement imposes on us due diligence obligations with respect to the development and commercialization of products based upon the licensed rights. If we fail to meet these obligations, then upon notice by BU, the parties are required to enter into good faith negotiations, and if the parties cannot reach resolution, the license will become non-exclusive without the right to sublicense. BU has the right to terminate the agreement if we materially breach the agreement and fail to remedy the breach within 60 days. We may terminate funding of any sponsored research program on three months' prior written notice.

        FoxKiser.    In April 2001, we entered into an agreement with the law firm of FoxKiser LLC under which FoxKiser agreed to provide strategic counsel, including assistance in seeking FDA approval of BiDil. We and FoxKiser agreed that the fees owed by us to FoxKiser, including consulting services, would be deferred by us and would be paid in full within 45 days after the date on which we received written FDA approval, if any, for the first BiDil product. In further consideration for FoxKiser's services, we also agreed to pay FoxKiser a royalty on the sale of BiDil by us or a third-party licensee. Our obligation to make royalty payments to FoxKiser on BiDil ends six months after the date of market introduction of an FDA-approved generic version of BiDil. The agreement continues in effect in perpetuity, unless either we or FoxKiser terminates the agreement in the event of a material breach by the other party that remains uncured for 60 days and unless renegotiation of the agreement is triggered by its terms in the event that we enter into a license or other business arrangement with a third party on terms that impose certain limitations on the royalties payable to us on sales of BiDil.

        Dr. John D. Folts.    In March 1995, as amended in November 1996 and December 1998, we entered into an agreement with Dr. John D. Folts, a member of our scientific advisory board, pursuant to which Dr. Folts assigned to us his rights to any pending patent applications and issued patents relating to the use of nitric oxide adducts in exchange for a royalty on any products, methods or services sold or distributed by us or our licensees that are covered by the assigned patents. These patents cover technologies being used in our nitric oxide-coated stent development programs with Boston Scientific.

Trademarks, Trade Secrets and Other Proprietary Information

        We also currently own the following U.S. trademarks:

  •
  BiDil®;

  •
  NitroMed®;

  •
  NitRx®; and

  •
  NitroMed "N" logo.

        In addition, we depend upon trade secrets, know-how and continuing technological improvements to develop and maintain our competitive position. To maintain the confidentiality of trade secrets and proprietary information, we require our employees, scientific advisors, consultants and collaborators, upon commencement of a relationship with us, to execute confidentiality agreements and, in the case of parties other than our research and development collaborators, to agree to assign their inventions to us. These agreements are designed to protect our proprietary information and to grant us ownership of technologies that are developed in connection with their relationship with us. These agreements may not, however, provide protection for our trade secrets in the event of unauthorized disclosure of such information.

Competition

        We and our corporate collaborators face intense competition from a wide range of pharmaceutical and life science companies, as well as academic and research institutions and government agencies. These competitors include organizations that are pursuing the same or similar technologies to those which constitute our technology platform and organizations that are developing and commercializing pharmaceutical products that are competitive with our product candidates.

        We believe that competition for our BiDil product candidate and other nitric oxide-enhancing cardiovascular medicines that we and our corporate collaborators may develop will initially come from companies currently marketing and selling therapeutics to treat heart failure in the general population.

These competitors include GlaxoSmithKline, plc, Merck & Co., Inc., Pfizer Inc. and AstraZeneca plc. In the field of stents, we believe that competition will come from Cordis Corporation, a Johnson & Johnson Company, Guidant Corporation and Medtronic, Inc.

        We also face competition from other companies that are active in or entering into the area of nitric oxide-based therapeutics. We are aware of six companies working in the area of nitric-oxide therapeutics: Angiogenix, Inc., GB Therapeutics, NicOx S.A., OxoN Medica, RenoPharm and Vasopharm BIOTECH GmbH.

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

Regulatory Matters

FDA Requirements for New Drug Compounds

        The research, testing, manufacture and marketing of drug products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to a variety of enforcement actions, including:

  •
  product seizures;

  •
  voluntary or mandatory recalls;

  •
  voluntary or mandatory patient or physician notification;

  •
  withdrawal of product approvals;

  •
  restrictions on, or prohibitions against, marketing our products;

  •
  fines;

  •
  restrictions on importation of our products;

  •
  injunctions;

  •
  debarment;

  •
  civil and criminal penalties; and

  •
  suspension of review, refusal to approve pending applications.

        The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include pre-clinical laboratory tests, animal tests and formulation studies, the submission to the FDA of a notice of claimed investigational exemption or an investigational new drug application, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of potential candidates for a considerable period of time and impose costly procedures upon a manufacturer's activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

        Pre-clinical tests include laboratory evaluation of product chemistry and formulation, as well as animal trials to assess the potential safety and efficacy of the product. The conduct of the pre-clinical tests and formulation of compounds for testing must comply with federal regulations and requirements. The results of pre-clinical testing are submitted to the FDA as part of an investigational new drug application.

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

        If a compound demonstrates evidence of effectiveness and an acceptable safety profile in phase II evaluations, phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population, typically at geographically dispersed clinical trial sites. Phase I, phase II or phase III testing of any product candidate may not be completed successfully within any specified time period, if at all.

        After successful completion of the required clinical testing, generally a new drug application is prepared and submitted to the FDA. FDA approval of the new drug application is required before marketing of the product may begin in the United States. The new drug application must include the results of extensive clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a new drug application is substantial. Under Federal law, the submission of new drug applications are additionally subject to substantial application user fees, currently exceeding $500,000, and the manufacturer and/or sponsor under an approved application are also subject to annual product and establishment user fees, currently exceeding $30,000 per product and $200,000 per establishment. These fees are typically increased annually.

        The FDA has 60 days from its receipt of an new drug application to determine whether the application will be accepted for filing based on the agency's threshold determination that the new drug application is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review of the new drug application. Under federal law, the FDA has agreed to certain performance goals in the review of new drug applications. Most such applications for non-priority drug products are reviewed within ten months. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee.

        If FDA evaluations of the new drug application and the manufacturing facilities are favorable, the FDA may issue an approval letter, or, in some cases, an approvable letter followed by an approval letter. An approvable letter generally contains a statement of specific conditions that must be met in order to secure final approval of the new drug application. If and when those conditions have been met to the FDA's satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of new drug application approval, the FDA may require post approval testing and surveillance to monitor the drug's safety or efficacy and may impose other conditions, including labeling restrictions which can materially impact the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. On July 20, 2004, the FDA issued a proposed rule that would replace not approvable and approvable letters with complete response letters. Complete response letters would describe all specific deficiencies in an new drug application but would not characterize the application as approvable or not.

        Once the new drug application is approved, a product will be subject to certain post-approval requirements, including requirements for adverse event reporting and submission of periodic reports and/or supplemental new drug applications for approval of changes to the originally approved prescribing information, product formulation, and manufacturing and testing requirements. Following approval, drug products are required to be manufactured and tested for compliance with new drug application and/or compendial specifications prior to release for commercial distributions. The manufacture and testing must be performed in approved manufacturing and testing sites complying with current Good Manufacturing Practice requirements and subject to FDA inspection authority.

        Approved drug products must be promoted in a manner which is consistent with their terms and conditions of approval. In addition, the FDA requires substantiation of any claims of superiority of one product over another including, in many cases, requirements that such claims be proven by adequate and well controlled head-to-head clinical trials. To the extent that market acceptance of our product candidates may depend on their superiority over existing therapies, any restriction on our ability to advertise or otherwise promote claims of superiority, or requirements to conduct additional expensive clinical trials to provide proof of such claims, could negatively affect the sales of our products and/or our expenses.

        If the FDA's evaluation of the new drug application submission or manufacturing facilities is not favorable, the FDA may refuse to approve the new drug application or issue a not approvable letter.

        A not approvable letter outlines the deficiencies in the submission and often requires additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. With limited exceptions, the FDA may withhold approval of a new drug application regardless of prior advice it may have provided or commitments it may have made to the sponsor.

        Once a new drug application is approved, the product covered thereby becomes a "listed drug" which can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application. An abbreviated new drug application provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. There is no requirement, other than the requirement for bioequivalence testing, for an abbreviated new drug application applicant to conduct or submit results of pre-clinical or clinical tests to prove the safety or efficacy of its drug product. Drugs approved in this way are commonly referred to as "generic equivalents" to the listed drug, are listed as such by the FDA, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

        Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials conducted by or for the sponsor. During this three year period, the FDA cannot grant effective approval of an abbreviated new drug application based on that listed drug. Federal law also provides a period of five years following approval of a drug containing no previously approved active ingredients, during which abbreviated new drug applications for generic versions of those drugs cannot be submitted unless the submission accompanies a challenge to a listed patent, in which case the submission may be made four years following the original product approval. Additionally, in the event that the sponsor of the listed drug has properly informed the FDA of patents covering its listed drug, applicants submitting an abbreviated new drug application referencing that drug are required to certify whether they intend to market their generic products prior to expiration of those patents. If an abbreviated new drug application applicant certifies that it believes all listed patents are invalid or not infringed, it is required to provide notice of its filing to the new drug application sponsor and the patent holder. If the patent holder then initiates a suit for patent infringement against the abbreviated new drug application sponsor within 45 days of receipt of the notice, the FDA cannot grant effective approval of the abbreviated new drug application until either 30 months has passed or there has been an appellate court decision holding that the patents in question are invalid or not infringed. If the abbreviated new drug application applicant certifies that it does not intend to market its generic product before some or all listed patents on the listed drug expire, then the FDA cannot grant effective approval of the abbreviated new drug application until those patents expire. The first abbreviated new drug applicant(s) submitting substantially complete applications certifying that all listed patents for a particular product are invalid or not infringed may qualify for a period of 180 days against other generics after a final court decision of invalidity or non-infringement or after its begins marketing its product, whichever occurs first, during which subsequently submitted abbreviated new drug applications cannot be granted effective approval.

        From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency or the courts in ways that may significantly affect our business and our products candidates. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, or what the impact of such changes, if any, may be.

FDA Requirements For Medical Devices

        Drugs that are incorporated into medical devices, such as drug-eluting stents, are potentially subject to regulatory requirements applicable to medical devices as well as those applicable to drugs. For review purposes, applications for approval of drug-eluting stents have been assigned by the FDA primarily to the FDA Center for Devices and Radiological Health, which consults with the FDA Center for Drug Evaluation and Research on issues relating to the drug component of the product. The FDA has recently established an Office of Combination Products within the office of the FDA Commissioner and has published revised regulations implementing statutory requirements directed at ensuring prompt and consistent regulation of drug/device combination products. However, because of the limited experience with combination product review, the manner in which review procedures and requirements may be modified and applied in the future to similar or different types of products is unpredictable. This uncertainty, and the complexity inherent in the testing and review of combination drug/device products, may lead to significant delays and additional costs in the process of developing and seeking approval to market such products.

        Medical devices are regulated by the FDA according to their classification. The FDA classifies a medical device into one of three categories based on the device's risk, the disease condition it is intended to treat, prevent or diagnose, and what is known about the device. The three categories are as follows:

        Class I devices are generally lower risk products for which sufficient information exists establishing that general regulatory controls provide reasonable assurance of safety and efficacy. Most class I devices are exempt from the requirement for premarket notification under section 510(k) of the Federal Food, Drug, and Cosmetic Act. FDA clearance of a premarket notification is necessary prior to marketing a non-exempt class I device in the United States.

        Class II devices are devices for which general regulatory controls are insufficient to provide reasonable assurance of safety and efficacy and for which there is sufficient information to establish special controls, such as guidance documents or performance standards, to provide a reasonable assurance of safety and efficacy. Clearance of 510(k) notification is necessary prior to marketing a non-exempt class II device in the United States.

        Class III devices are devices for which there is insufficient information demonstrating that general and special controls will provide a reasonable assurance of safety and efficacy. Typical class III devices are life-sustaining, life-supporting or implantable devices, or devices posing substantial risk. Unless a device is a preamendments device that is not subject to a regulation requiring a premarket approval application, the FDA generally must approve a premarket approval application prior to the marketing of a class III device in the United States. Under current law and regulations, we expect that drug-eluting stents will be treated as class III devices, to the extent that they are regulated as devices, and that approval of a device premarket approval application will be required to obtain authorization to market such products.

        The premarket approval application process is expensive and uncertain and includes the imposition at the time of submission of a significant device user fee. A premarket approval application must be supported by valid scientific evidence, which typically includes extensive data, including pre-clinical data and clinical data from well-controlled or partially controlled clinical trials, to demonstrate the safety and efficacy of the device. Product and manufacturing and controls specifications and information must also be provided. The FDA may refuse to accept a premarket approval application for filing and often will require additional clinical trial data or other information before approval. Obtaining approval can take several years, and approval may be conditioned on, among other things, the conduct of postmarket clinical studies or surveillance. Reduced device user fees also apply to most premarket approval supplements. Any subsequent change to an approved device that affects the safety or effectiveness of the device will require approval of a supplemental premarket approval application. We cannot be sure that approval of a premarket approval application or premarket approval application supplement will be granted on a timely basis, if at all, or that the FDA's approval process will not involve costs and delays that will adversely affect our, and/or our corporate collaborator's, ability to commercialize our products. In the case of a combination drug/device product such as a drug-eluting stent, the need for consultation with drug reviewers and the potential application of drug standards as well as device standards to different aspects of the product, its manufacturing process, and the associated FDA review processes may significantly increase the complexity, costs and potential delays involved in obtaining marketing approval.

        Whether or not a product is required to be approved before marketing, we must comply with strict FDA requirements applicable to devices, including quality system requirements pertaining to all aspects of our product design and manufacturing process, such as requirements for packaging, labeling, record keeping, including complaint files, and corrective and preventive action related to product or process deficiencies. The FDA enforces its quality system requirements through periodic inspections of medical device manufacturing facilities. In addition, medical device reports must be submitted to the FDA to report device-related deaths or serious injuries, and malfunctions, the recurrence of which would likely cause serious injury or death. Medical device reports can result in agency action such as inspection, recalls, and patient/physician notifications, and are often the basis for agency enforcement actions. Because the reports are publicly available, they can also become the basis for private tort suits, including class actions and unfavorable publicity.

        As with drugs, the promotion of medical devices is regulated by the FDA, and violations of FDA policies and regulations with respect to promotional activities may result in significant administrative and court sanctions.

Foreign Regulation of Medical Devices and New Drug Compounds

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

Scientific Advisors

        We seek advice from a number of leading scientists and physicians on scientific and medical matters. Our scientific advisory board is chaired by our founder and member of our board of directors, Joseph Loscalzo, M.D., Ph.D., and meets regularly to assess:

  •
  our research and development programs;

  •
  the design and implementation of our clinical programs;

  •
  our patent and publication strategies;

  •
  market opportunities from a clinical perspective;

  •
  new technologies relevant to our research and development programs; and

  •
  specific scientific and technical issues relevant to our business.

        The current members of our scientific advisory board are:

Name	Position/Institutional Affiliation
Joseph Loscalzo, M.D., Ph.D.	Chairman, Department of Medicine, Boston University School of Medicine; Physician in Chief, Boston Medical Center; member, NitroMed board of directors
Jay N. Cohn, M.D.	Professor of Medicine, Cardiovascular Division, University of Minnesota Medical School
Martin Feelisch, Ph.D.	Professor of Medicine, Boston University School of Medicine
John D. Folts, Ph.D.	Director, Coronary Thrombosis Research and Prevention Laboratory, Department of Medicine, University of Wisconsin-Madison and Professor of Medicine and Nutritional Science, University of Wisconsin School of Medicine
Robert F. Furchgott, Ph.D.	Professor of Pharmacology, Medical University of South Carolina and Nobel Laureate for his work on nitric oxide
Michael A. Marletta, Ph.D.	Professor of Biochemistry and Molecular Biology, University of California, Berkeley
Kevin McIntyre, M.D., J.D.	Associate Clinical Professor of Medicine, Harvard Medical School
Ínigo Saenz de Tejada, M.D.	President, Fundación para la Investigación y el Desarrollo en Andrología, Madrid, Spain

Employees

        As of December 31, 2004, we had 80 full-time employees, 29 of whom were engaged in sales and marketing, 41 of whom were engaged in research and development and 10 of whom were engaged in management, administration and finance. Of our employees, 26 hold M.D. or Ph.D. degrees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

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

        We have experienced significant operating losses since our inception in 1992. For the year ended December 31, 2004, we had a net loss of $29.8 million. As of December 31, 2004, we had an accumulated deficit of approximately $136.6 million. We expect that we will continue to incur substantial losses and that our cumulative losses will increase as our research, development and commercialization efforts expand. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. To date, we have not recorded any revenue from the sale of products, and we will not be able to do so unless and until one of our product candidates completes clinical trials and receives regulatory approval. BiDil is our only product candidate that has advanced into late-stage clinical trials, and we do not anticipate receiving revenues from BiDil until at least 2005, if ever. All of our other product candidates are in research or pre-clinical development, will require significant additional testing prior to submission of any regulatory applications and, as such, are not expected to be commercially available for many years, if at all.

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

        Our financial, operational and management resources are primarily dedicated to our most advanced drug candidate, BiDil, which has not been approved by the FDA. In July 2004, we halted our phase III confirmatory clinical trial of BiDil on the recommendation of the independent Data and Safety Monitoring Board and the trial's steering committee due to a significant survival benefit seen in African American patients taking the drug. The FDA accepted our new drug application resubmission in early February 2005 as a complete class 2 resubmission. Under the Prescription Drug User Fee Act, FDA review of our class 2 resubmission is expected to be completed by June 23, 2005. We will need to receive FDA approval of our resubmitted new drug application before we can market and sell BiDil in the United States. We cannot predict whether or when we may receive FDA approval of BiDil. In particular, while we expect to have available by the end of first quarter of 2005 the sales force and quantities of finished product required to support the launch of BiDil, we do not expect that the FDA will act on our application by that time. Even if we obtain FDA approval, we may not be able to launch BiDil prior to the end of 2005, if at all.

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

        We have used and will continue to require substantial funds to conduct research and development, including pre-clinical testing and clinical trials of our product candidates, and to market and manufacture any products that are approved for commercial sale. For example, we estimate that we will incur significant expenses during 2005 as we develop sales and marketing capabilities and prepare for the anticipated 2005 launch of BiDil, assuming FDA approval. Moreover, we may incur significant additional expenditures to conduct pre-clinical testing of our early-stage development programs. Because the successful development of these programs is uncertain, we are unable to estimate the actual funds we will require to complete research and development of our product candidates and commercialization of our products. We believe that our existing cash and marketable securities will be sufficient to support our current operating plan for at least the next eighteen months.

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

  •
  the timing, receipt and amount of sales and royalties, if any, from our product candidates;

  •
  the resources required to successfully complete our clinical trials;

  •
  continued progress in our research and development programs, as well as the magnitude of these programs;

  •
  the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

  •
  costs related to acquiring and/or in-licensing new technologies; and

  •
  our ability to establish and maintain additional collaborative arrangements.

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

        We currently have limited sales, marketing and distribution experience. If BiDil is approved, we intend to launch and market BiDil in North America ourselves, using a contract sales force, and, in the future, we may also seek to market other products ourselves which are not already subject to marketing agreements where we believe the target physician market can be effectively reached by the sales force we intend to establish directly or by contract. In order to develop or contract for sales and marketing capabilities, we will have to invest significant amounts of money and management resources. Because we minimized these expenditures prior to obtaining the results of our BiDil clinical trial, we may have insufficient time to build our sales and marketing capabilities in advance of BiDil's potential launch. Moreover, if the approval of BiDil is delayed substantially, or BiDil is not approved, we will have incurred significant unrecoverable expenses.

        For BiDil and any other product candidates for which we decide to perform the sales, marketing and distribution functions ourselves or through a third party, we could face a number of additional risks, including:

  •
  we may not be able to attract, build and retain or contract for a significant and qualified marketing or sales force;

  •
  the cost of establishing or contracting for a marketing and sales force may not be justifiable in light of the revenues generated by any particular product or combination of products; and

  •
  our direct sales and marketing efforts may not be successful.

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

        We have entered into an agreement with Publicis, a contract sales organization, pursuant to which, on our behalf, Publicis has employed and is training a specialty sales force of 195 sales representatives to sell BiDil to our target prescriber markets. Under a separate agreement, Publicis has agreed to recruit, hire and train eight account executives who will assist us in gaining formulary access for BiDil, if approved, and to hire ten medical science liaisons to report into the Clinical/Regulatory group. If BiDil is approved, our near-term revenue for BiDil, if any, will depend heavily upon the success and efforts of Publicis. If Publicis does not devote the resources, time and training required to establish an effective and qualified sales force, our ability to achieve revenue from sales of BiDil will be harmed.

Physicians, payors and patients may not be receptive to BiDil or our other product candidates, if approved, which could prevent us from achieving and maintaining profitability.

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

        We do not manufacture BiDil and have no plans to do so. We have engaged Schwarz Pharma Manufacturing, Inc. under a five-year exclusive manufacture and supply agreement solely for the three times daily immediate release dosage formulation of our BiDil product candidate. Under the supply agreement, we will have the right to engage a backup manufacturer. The terms of the supply agreement provide that it may be terminated by either us or Schwarz Pharma under specified circumstances, including a material breach of the supply agreement by either party, the occurrence of a payment default by us, our material impairment of the manufacturing licenses we have granted to Schwarz Pharma or a failure of Schwarz Pharma to supply conforming products. In addition, either party may terminate the supply agreement in the event the FDA takes any action, the result of which is to permanently prohibit the manufacture, sale or use of the product. Schwarz Pharma may not perform as agreed or may terminate its engagement with us, which would adversely impact our ability to produce and sell BiDil. If we are unable to maintain a commercially reasonable manufacturing agreement for the production of BiDil, if approved, with Schwarz Pharma, we may not be able to successfully develop and commercialize BiDil and our stock price will decline.

        Furthermore, Schwarz Pharma, may encounter difficulties in production. These problems may include:

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

  •
  we may be delayed in submitting applications for regulatory approvals for our product candidates;

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

The termination of our collaboration agreement with Merck, resulting from Merck's recent decision to withdraw its COX-2 inhibitor, Vioxx, from worldwide markets, will result in the loss of potential milestone and royalty based revenue from the collaboration and may indicate that the development of nitric oxide-enhancing COX-2 inhibitors is not viable.

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

        We are relying on Boston Scientific to fund the development of and to commercialize nitric oxide-enhancing stents using our technology to prevent the re-closure of arteries, or restenosis, following balloon angioplasty, a treatment to widen blocked arteries. In addition, Merck has funded the development of products based upon our nitric oxide-enhancing COX-2 inhibitor technologies. All of our $16.5 million of revenues for 2004 were derived from licensing, research and development and milestone payments paid to us by Boston Scientific and Merck. We and Merck terminated our collaboration on nitric oxide-enhancing COX-2 inhibitor technologies. Please see "Risk Factors—The termination of our collaboration agreement with Merck, stemming from Merck's recent decision to withdraw its COX-2 inhibitor, Vioxx, from worldwide markets, will result in the loss of potential milestone and royalty based revenue from the collaboration and may indicate that the development of nitric oxide-enhancing COX-2 inhibitors is not viable." for additional risks relating to our agreement with Merck.

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

        In addition, our existing collaboration and any future collaborative arrangements that we seek to enter into with third parties may not be scientifically or commercially successful. Factors that may affect the success of our collaborations include the following:

  •
  our collaborators may be pursuing alternative technologies or developing alternative product candidates, either on their own or in collaboration with others, that may be competitive with the product candidate on which they are collaborating with us and which could affect their commitment to our collaboration;

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

        As part of our strategy, we intend to acquire, develop and market additional drugs and drug candidates for cardiovascular and metabolic diseases. The success of this strategy depends upon our ability to identify, select and acquire appropriate pharmaceutical drug candidates and drugs.

        Any drug candidate we license or acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All drug candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the drug candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot guarantee that any drugs that we develop or acquire that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace.

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

        For example, we have filed an opposition in the European Patent Office, or EPO, to revoke NicOx S.A.'s European Patent No. 904 110, which we refer to as EP '110. This patent is directed to the use of organic compounds containing a nitrate group or inorganic compounds containing a nitric oxide group to reduce the toxicity caused by certain drugs, including non-steroidal anti-inflammatory drugs, or NSAID's. The basis for our opposition, in part, is that the claims in EP '110 are anticipated and therefore invalid if they are construed to cover a single compound chemically linked to a nitrate. While we believe that the claims in EP '110 will be invalidated, or be narrowed, we cannot predict with certainty the outcome of the opposition. If the EPO finds that there are valid claims in EP '110 that cover compounds chemically linked to nitrates, we may be adversely affected in our ability to market our product candidates for reducing gastrointestinal toxicity without first obtaining a license from NicOx, which may not be available on favorable terms, if at all. We do not know whether NicOx has filed claims of similar scope to the EP '110 patent in the United States.

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

        The pharmaceutical and medical device industries are highly competitive and characterized by rapid and significant technological change. Our principal competitors in the markets we have targeted, including cardiovascular disease, are large, multinational pharmaceutical and medical device companies that have substantially greater financial and other resources than we do and are conducting extensive research and development activities on technologies and product candidates similar to or competitive with ours.

        There are a number of companies currently marketing and selling products to treat heart failure in the general population that will compete with BiDil, if it is approved. These include GlaxoSmithKline, plc, which currently markets Coreg, Merck & Co., Inc., which currently markets Vasotec, Pfizer, Inc., which currently markets Inspra, and Astra Zeneca, plc, which currently markets Toprol XL.

        We also face competition from other pharmaceutical companies seeking to develop drugs using nitric oxide technology. For example, we are aware of at least six companies working in the area of nitric oxide based therapeutics. These companies are: Angiogenix Inc., GB Therapeutics, NicOx S.A., OxoN Medica, RenoPharm, and Vasopharm BIOTECH GmbH.

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

        On July 20, 2004, the Market Regulation Department of the National Association of Securities Dealers, Inc., or NASD, advised us that it initiated a review of trading activity in our common stock surrounding our July 19, 2004 announcement that we had halted our phase III confirmatory clinical trial of BiDil due to the significant survival benefit seen with BiDil. The NASD is reviewing, among other things, information on relationships between our officers, directors and service providers and individuals and institutions who may have traded in our common stock prior to the July 19, 2004 announcement. We have cooperated with this review and have identified certain persons on the list provided to us by the NASD as having a relationship with our chief executive officer and others at NitroMed. We have established a special committee of our board of directors to oversee our response to this review.

        The Securities and Exchange Commission, or SEC, or other securities regulators may investigate trading activity of insiders and others around events that result in stock price volatility, such as our July 19, 2004 announcement, and we may incur substantial costs in connection with any such government investigation or related action. A stockholder lawsuit, SEC or other investigation or action could also damage our reputation or that of our officers or directors and divert their time and attention away from management of NitroMed.

Substantially all of our outstanding common stock may be sold into the market at any time. This could cause the market price of our common stock to drop significantly.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2004, we had outstanding 30,123,905 shares of common stock. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Insiders have substantial control over us and could delay or prevent a change in corporate control.

        As of December 31, 2004, our directors, executive officers and principal stockholders, together with their affiliates, own, in the aggregate, approximately 48% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

  •
  delaying, deferring or preventing a change in control of our company;

  •
  impeding a merger, consolidation, takeover or other business combination involving our company; or

  •
  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Provisions in our charter documents and under Delaware law may prevent or frustrate attempts by stockholders to change current management and hinder efforts to acquire a controlling interest in our company.

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

ITEM 2. PROPERTIES

        We lease a facility that contains approximately 52,000 square feet of laboratory and office space in Lexington, Massachusetts. The lease has a term ending in 2014. We believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

        We are currently not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of our company, through solicitations of proxies or otherwise, during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  (a)    Market Price of and Dividends on NitroMed's Common Stock and Related Stockholder Matters.

        Our common stock is traded on the NASDAQ National Market under the symbol "NTMD". Trading of our common stock commenced following our initial public offering on November 6, 2003. The following table sets forth the high and low sale prices per share of our common stock as reported on the NASDAQ National Market for the periods indicated.

	Common Stock Price
	High	Low
Fiscal year ended December 31, 2004
First quarter	$9.65	$6.90
Second quarter	$8.15	$5.75
Third quarter	$25.78	$5.70
Fourth quarter	$27.30	$19.14
Fiscal year ended December 31, 2003
Fourth quarter (from November 6 to December 31)	$11.55	$6.90

        On March 7, 2005, the reported last sale price of our common stock on the NASDAQ National Market was $20.45 per share, and we had approximately 58 holders of record of our common stock.

        We have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors.

  (b)    Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities

  Recent Sales of Unregistered Securities

        None.

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

        We derived the statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2004 and 2003 from our audited financial statements, which are included elsewhere in this report. We derived the statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 from our audited financial statements which are not included herein. Historical results are not necessarily indicative of future results. See the notes to the financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per common share.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Research and development revenues	$16,458	$12,775	$750	$250	$2,125
Operating expenses:
Research and development	27,995	18,907	16,133	10,214	8,043
General and administrative	19,591	3,114	2,531	2,362	2,048

Total operating expenses	47,586	22,021	18,664	12,576	10,091

Loss from operations	(31,128)	(9,246)	(17,914)	(12,326)	(7,966)
Other income, net	1,355	477	572	697	535

Net loss	(29,773)	(8,769)	(17,342)	(11,629)	(7,431)
Deemed dividends related to beneficial conversion features of redeemable convertible preferred stock	—	(19,357)	—	—	—
Accretion of dividends and redemption value	—	(2,794)	(2,697)	(1,662)	(157)

Net loss attributable to common stockholders	$(29,773)	$(30,920)	$(20,039)	$(13,291)	$(7,588)

Net loss per common share:
Basic and diluted	$(1.14)	$(6.95)	$(20.66)	$(17.91)	$(14.05)
Weighted average basic and diluted common shares outstanding	26,152	4,447	970	742	540
	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$142,367	$97,088	$11,843	$28,331	$4,559
Working capital	133,238	87,938	15,838	25,401	2,266
Total assets	149,357	99,170	22,492	29,809	5,507
Long-term debt	—	—	22	64	353
Redeemable convertible preferred stock	—	—	82,884	80,187	44,277
Accumulated deficit	(136,619)	(106,846)	(75,926)	(55,887)	(42,596)
Total stockholders' equity (deficit)	$137,012	$81,799	$(73,353)	$(54,275)	$(41,493)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are an emerging pharmaceutical company that discovers, develops and seeks to commercialize proprietary pharmaceuticals. We have devoted substantially all of our efforts towards the research and development of our product candidates. Since our inception, we have had no revenue from product sales and have funded our operations through the sale of equity securities, debt financings, license fees, research and development funding and milestone payments from our collaborative partners. We have never been profitable and have incurred an accumulated deficit of $136.6 million as of December 31, 2004.

        Research, development and commercialization expenses relating to our product candidates and to enhancing our core technologies will continue to increase in the near term and may vary significantly from our current estimates. In particular, we expect to incur increased costs during the first quarter of 2005 as we seek regulatory approval for BiDil, our lead product in development for the treatment of African Americans diagnosed with heart failure. BiDil is an orally administered nitric oxide-enhancing medicine, which combines isosorbide dinitrate and hydralazine. We recently concluded a phase III confirmatory clinical trial of BiDil which was designed to evaluate the efficacy of BiDil, when taken daily in addition to current heart failure therapies. The trial demonstrated that African American patients with heart failure experienced a 43% improvement in survival after taking BiDil in addition to standard heart failure therapies, as compared to patients in a placebo group who received only standard heart failure therapies. In July 2004, following the recommendation of the independent Data and Safety Monitoring Board and the clinical trial's steering committee, we halted this clinical trial because of the significant survival benefit seen in the preliminary trial results for patients taking the drug. On December 23, 2004, we resubmitted a new drug application for BiDil to the FDA. On February 3, 2005, the FDA accepted our new drug application resubmission as a complete class 2 resubmission, which means that under the Prescription Drug User Fee Act, FDA review of our resubmission is expected to be completed within six months of the date the resubmission was received, or June 23, 2005.

        General and administrative costs will increase as we prepare for the potential commercialization of BiDil in 2005. As a result of our decision to halt the BiDil trial and resubmit a new drug application to the FDA earlier than initially planned, we expect to incur operating expenses in excess of our previous estimates relating to the development of our sales and marketing capabilities, pre-launch related expenses and manufacturing costs in connection with the procurement of commercial supplies of BiDil. In addition, we currently estimate that our existing cash and marketable securities will be sufficient to support our operating plan, including increased operating expenses in preparation for the potential launch of BiDil, for at least the next eighteen months.

        We will need to generate significant revenues to achieve profitability. At the present time we are unable to estimate the level of revenues, if any, that we will realize from the commercialization of our product candidates, including BiDil. We are therefore unable to estimate when we will achieve profitability, if at all.

        On July 20, 2004, the Market Regulation Department of the National Association of Securities Dealers, Inc. advised us that it initiated a review of trading activity in our common stock surrounding our July 19, 2004 announcement that we had halted our phase III confirmatory clinical trial of BiDil due to the significant survival benefit seen with BiDil. The NASD is reviewing, among other things, information on relationships between our officers, directors and service providers and individuals and institutions who may have traded in our common stock prior to the July 19, 2004 announcement. We have cooperated with this review and have identified certain persons on the list provided to us by the NASD as having a relationship with our chief executive officer and others at NitroMed. We have established a special committee of our board of directors to oversee our response to this review.

Financial Operations Overview

        Revenue.    We have not generated any revenue from product sales since our inception and do not expect to generate any revenue from the sale of products until 2005. All of our revenue to date has been derived from license fees, research and development payments and milestone payments that we have received from our corporate collaborators. In future years, we will seek to generate revenue from a combination of product sales, up-front fees and milestone payments in connection with collaborative or strategic relationships, and royalties resulting from the license of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development, milestone and other payments received under our collaborative or strategic relationships and related continuing obligations, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

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

  •
  BiDil.  From May 2001 to July 2004, we enrolled 1,050 patients at 169 clinical sites in the United States in our phase III confirmatory clinical trial for BiDil. We halted the trial in July 2004 due to a significant survival benefit in the preliminary data for patients taking BiDil. We resubmitted a new drug application for BiDil to the FDA in December 2004 and the FDA accepted such resubmission on February 3, 2005. We expect to incur significant additional expenditures for BiDil as we apply for regulatory approval, expand our operations, hire additional personnel and, if FDA approval is obtained, seek to launch BiDil in 2005. We estimate that the total direct cost for this trial will be at least $43.0 million. However, the actual total cost of the clinical trial, including any costs associated with the ongoing monitoring of patients and any costs incident to our expected launch of the drug, depends on a number of factors, including potential unanticipated delays in the FDA's review of our new drug application resubmission and other uncertainties relating to the regulatory approval process. We do not anticipate receiving revenue from BiDil until 2005, if ever. Our failure to commercialize BiDil on a timely basis would have a material adverse effect on our business, financial position and results of operations.

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

  •
  Nitric Oxide-Enhancing COX-2 Inhibitors.  We established a collaboration with Merck to screen proprietary nitric oxide-enhanced COX-2 inhibitors in advance of clinical testing as analgesic and anti-inflammatory agents and in other specified disease areas. These agents are intended to be second-generation COX-2 inhibitors. On September 30, 2004, Merck halted the phase II trial of our lead candidate in nitric oxide-enhancing COX-2 inhibitors. In November 2004, we agreed with Merck to terminate the collaboration agreement. Merck paid us a lump sum of $1.8 million, representing the full amount of the research funding owed to us for 2005 and is not required to provide us with any further funding. We retain all rights to our technology in the field of nitric oxide-enhancing COX-2 inhibitors and intend to evaluate the continued development of this technology in collaboration with other potential partners. Significant additional expenditures will be required to conduct pre-clinical testing and to apply for and conduct clinical trials. Because these agents are in pre-clinical development, their successful development is highly uncertain. As such, we are unable to estimate the cost to complete the research and development phase, nor are we able to estimate the timing of bringing potential candidates to market and, therefore, when material cash inflows from milestones and royalties could commence. Our failure, or any future partner's failure, to commercialize these product candidates under development on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

  •
  Other Discovery Research.  We are also currently utilizing our nitric oxide expertise to develop products for additional medical conditions. Our efforts in these areas consist of discovery-stage research primarily directed to establishing our intellectual property position. We expect that additional expenditures will be required to conduct pre-clinical testing and, if such pre-clinical testing is successful, to apply for and conduct clinical trials for any such programs. Because these programs are in pre-clinical development, the successful development of products based upon these programs is highly uncertain. As such, we are unable to estimate the cost to complete research and development, nor are we able to estimate the timing of bringing potential product candidates to market and, therefore, when material cash inflows from milestones and royalties could commence.

        General and Administrative.    General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, investor relations, accounting, business development, sales and marketing, and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services.

        We have incurred, and will continue to incur, increased general and administrative expense for investor relations and other activities associated with operating as a publicly-traded company. These increases will include the hiring of additional personnel. We intend to continue to incur increased internal and external business development costs to support our various product development efforts, which can vary from period to period. During 2005, we also anticipate incurring significant increased expenses in connection with the potential commercial introduction of BiDil.

        Non Operating Income (Expense).    Interest income includes interest earned on our cash, cash equivalents and marketable securities. Rental income was derived from a sublease of a portion of our facilities in 2003.

        Boston Scientific Collaboration.    In November 2001, we entered into a development and license agreement with Boston Scientific to develop cardiovascular stents coated with nitric oxide-releasing compounds. We have granted Boston Scientific an exclusive worldwide license to develop and commercialize products for restenosis incorporating two nitric oxide-releasing compounds. In consideration of this license, Boston Scientific made an upfront non-refundable license payment of $1.5 million, which is being recognized over the estimated time period of our contractual obligation to provide research and development services. In the event that specified research, development and commercialization milestones are achieved, Boston Scientific is obligated to make milestone payments to us. Boston Scientific is also obligated to pay royalties to us on the sale of any products resulting from the collaboration. In December 2003, we agreed to extend the research and development collaboration through December 2005, and we received an additional $3.0 million, which is being recognized ratably over the research and development collaboration term. Boston Scientific made a $3.5 million equity investment in our stock in 2001 and made an additional $500,000 equity investment in our stock in August 2003.

        Merck Collaboration.    In December 2002, we entered into an exclusive, worldwide research, collaboration and licensing agreement that granted Merck marketing and sales rights for nitric oxide-enhancing COX-2 inhibitors. The research portion of the agreement was for three years and could have been extended by mutual agreement. In 2003, we received an upfront non-refundable license payment of $10.0 million and two payments, each of $5.0 million, for achieving the first two milestones. The license fee revenue and the revenue from the first $5.0 million milestone payment were being recognized over the contractual term of the research and development program, which was to end December 31, 2005. The revenue from the second $5.0 million payment was recognized in the fourth quarter of 2003, the period in which Merck achieved the milestone. On September 30, 2004, Merck halted the phase II trial of our lead candidate in nitric oxide-enhancing COX-2 inhibitors. This lead nitric oxide candidate is composed of a derivative of rofecoxib. Rofecoxib is the active ingredient in Vioxx, a COX-2 inhibitor which Merck voluntarily withdrew from worldwide markets on September 30, 2004. In November 2004, we agreed with Merck to terminate the collaboration agreement. Merck paid us a lump sum of $1.8 million, representing the full amount of the research funding owed to us for 2005. However, we will not receive any commercialization milestones or royalty payments from Merck. As a result of the termination of this agreement, we accelerated the recognition of deferred license revenue of $5.3 million in the fourth quarter of 2004, and we recognized the lump sum payment of $1.8 million as revenue in the fourth quarter of 2004.

Results of Operations

Years Ended December 31, 2004, 2003 and 2002

        Revenue.    Revenue for the year ended December 31, 2004 was $16.5 million, compared to $12.8 million in 2003 and $750,000 in 2002. The $3.7 million, or 29% increase in revenue in 2004 compared to 2003 is primarily attributable to our collaboration agreement with Merck, which was terminated in November 2004. In 2004 we recognized $14.9 million in revenue under this agreement, which included all amounts previously deferred. Due to the termination of this collaboration agreement, we no longer have any future performance obligations, and accordingly, we recognized previously deferred license revenue of $5.3 million. In addition, we recognized $1.8 million that was originally scheduled to be paid to us during 2005 for research and development funding, but was instead paid to us in 2004 when the agreement was terminated. We also recognized an additional $1.2 million in revenue for 2004 over 2003 relating to the December 2003 extension of our agreement with Boston Scientific. Revenue for the year ended December 31, 2003 was $12.8 million, compared to $750,000 in 2002. The $12.0 million, or 1603% increase in revenue in 2003 compared to 2002 was attributable to our collaboration agreement with Merck, which we entered into in December 2002. During 2003 we received $15.0 million of payments from Merck that were deferred and were to be recognized as revenue ratably over the contractual research and development term. In addition we recognized revenue in 2003 for a $5.0 million milestone when Merck advanced a lead nitric-oxide enhancing COX-2 inhibitor into human testing and $3.0 million of research and development funding.

        Research and Development.    Research and development expense for the year ended December 31, 2004 was $28.0 million, compared to $18.9 million in 2003 and $16.1 million in 2002. The $9.1 million, or 48% increase in research and development expenses in 2004 compared with 2003, is primarily the result of an additional $2.8 million of expenses associated with the BiDil trial, including costs associated with the halt of the trial, ongoing clinical trial-related expenses, and the preparation and resubmission of a new drug application with the FDA. We also incurred increased research and development expenses in 2004 of $2.0 million related to compensation-related expenses due to additional headcount and non-cash stock-based compensation related expense; $1.2 million related to preparation of contract manufacturing capabilities relating to the potential BiDil product line; $1.0 million pertaining to milestone payments under a collaboration and license agreement for BiDil; increased outside consulting costs of $0.8 million; and additional supplies costs of $0.2 million. Research and development expense for the year ended December 31, 2003 was $18.9 million, compared to $16.1 million in 2002. The $2.8 million, or 17% increase in research and development expenses in 2003 compared with 2002, was primarily the result of an additional $1.2 million of expenses associated with the BiDil trial, reflecting the addition of new sites and additional patients and an additional $1.1 million of compensation-related expenses due to additional headcount and non-cash stock-based compensation related expenses.

        The following table summarizes the primary components of our research and development expense for our principal research and development programs for the fiscal years ended December 31, 2004, 2003 and 2002.

	December 31,
Research and Development Program
	2004	2003	2002
BiDil	$20,000,000	$11,751,000	$10,531,000
Nitric oxide-enhancing COX-2 inhibitors	2,500,000	2,358,000	2,372,000
Nitric oxide stents	2,500,000	1,447,000	1,401,000
Other	2,995,000	3,351,000	1,829,000

Total research and development expense	$27,995,000	$18,907,000	$16,133,000

        General and Administrative.    General and administrative expense for the year ended December 31, 2004 was $19.6 million, compared to $3.1 million in 2003 and $2.5 million in 2002. The $16.5 million, or 529% increase in general and administrative expense in 2004 compared to 2003 was primarily due to $10.2 million for the preparation for the potential launch of BiDil, including costs relating to the hiring of contract sales personnel; hiring of sales and marketing management personnel; public relations services; and advertising and promotion services. We also incurred higher general and administrative expense in 2004 due to increased costs of $1.9 million associated with the accrual of business development and milestone payment expenses pertaining to the approval process for BiDil; $1.2 million pertaining to additional legal and consulting expenses; $1.0 million related to the hiring of executive management and additional administrative personnel; an increase in insurance costs of $.7 million due to operating as a public company; and higher infrastructure related growth of $.7 million, including moving to a new facility. General and administrative expense for the year ended December 31, 2003 was $3.1 million, compared to $2.5 million in 2002. The $583,000, or 23% increase in general and administrative expenses in 2003 compared to 2002 was primarily due to the fact that during the year ended December 31, 2003, we incurred additional costs in connection with evaluating and developing plans to commercialize BiDil of $479,000 and public company reporting related costs of $148,000.

        Non-Operating Income (Expense).    Non-operating income (expense) increased to $1.4 million in 2004 compared to $477,000 in 2003 and $572,000 in 2002. The $878,000, or 184% increase in non-operating income (expense) in 2004 compared to 2003 was primarily related to higher average fund balances available for investment and higher interest rates due to investing in longer maturity securities. The $95,000, or 17% decrease in non-operating income (expense) in 2003 compared to 2002 was primarily related to lower rental income due to our sublease agreement ending at our previous facility.

Liquidity and Capital Resources

        We have financed our operations since inception through the sale of equity, debt and payments from collaborative partners for licenses, research and development and achievement of milestones. As of December 31, 2004, we have received net proceeds of $242.0 million from the issuance of equity securities, primarily as the result of the sale of $99.1 of our redeemable convertible preferred stock; net proceeds of $60.1 million from our initial public offering in November 2003; and net proceeds of

$81.8 million from our follow-on public offering in December 2004, which is described below. At December 31, 2004, we had $142.4 million in cash, cash equivalents and marketable securities.

        In December 2004, we closed a follow-on public offering of our common stock at a price to the public of $24.46 per share. We sold an aggregate of 3,579,476 shares of our common stock resulting in gross proceeds of $87.6 million. In connection with the offering we paid approximately $5.3 million in underwriting discounts and commissions and incurred $.5 million in other offering expenses. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $81.8 million.

        In November 2003, we closed our initial public offering of our common stock at a price to the public of $11.00 per share. We sold 6,000,000 shares of our common stock resulting in gross proceeds of $66.0 million. In connection with the offering, we paid approximately $4.6 million in underwriting discounts and commissions and incurred $1.3 million in other offering expenses. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $60.1 million.

        In August 2003, we sold 2,776,347 shares of our series E redeemable convertible preferred stock for net proceeds of $19.9 million to existing preferred stockholders. These shares contained a beneficial conversion feature based on the fair value of our common stock at the date of such sale compared to the series E redeemable convertible preferred stock share price. The total value of the beneficial conversion feature of approximately $8.3 million was recognized as a dividend in the three month period ended September 30, 2003. In addition, we recognized a dividend of approximately $11.0 million in the three month period ended December 31, 2003 as a result of an increase to the conversion ratio of the series E redeemable convertible preferred stock in connection with our initial public offering in November 2003.

        During the year ended December 31, 2004, operating activities used cash of $33.8 million primarily due to a net loss of $29.8 million, a decrease in deferred revenue of $12.9 million, and an increase in prepaid and other current assets of $1.9 million, offset by adjustments for non-cash charges for stock-based compensation and depreciation and amortization of $2.9 million and an increase in accounts payable and accrued expenses of $7.9 million. The decrease in deferred revenue was partially due to the termination of the collaboration agreement with Merck resulting in the recognition of $5.3 million of deferred license revenue.

        During the year ended December 31, 2004, investing activities used cash of $80.7 million due to the net purchase of marketable securities of $77.3 million and purchases of computer and lab equipment of $2.7 million due to an increase in personnel and the build-out for our new facility. We expect to invest approximately $2.0 to $2.5 million for capital expenditures in 2005, principally related to the purchase of laboratory equipment and computer equipment to support headcount growth.

        During the year ended December 31, 2004, financing activities provided cash of $82.8 million primarily as a result of the sale of common stock in a follow-on public offering which yielded net proceeds of $81.8 million.

        The following table summarizes our contractual obligations at December 31, 2004 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Payments Due by Period

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than five years
Operating lease obligation	$14,968,000	$1,089,000	$2,930,000	$3,071,000	$7,878,000
Purchase obligations(1)	$67,083,000	$33,954,000	$33,129,000	$—	$—

Total contractual cash obligations	$82,051,000	$35,043,000	$36,059,000	$3,071,000	$7,878,000

(1)
On October 3, 2004, we entered into an agreement with Publicis, a contract sales organization, pursuant to which, on our behalf, Publicis has employed and is training a specialty sales force of 195 sales representatives to sell BiDil to our target prescriber markets, assuming BiDil is approved by the FDA. The agreement is for a term of 24 months, with our option to continue the agreement beyond this term. Estimated year one costs are $31,592,000, excluding one-time start-up costs, and year two costs are projected at $33,129,000. We have the right to terminate this agreement upon 90 days written notice to Publicis. If we terminate this agreement during months one through twelve of the term of the agreement, we are required to pay a termination fee in the amount of $1.0 million. If we terminate this agreement during months thirteen through eighteen, the termination fee will be $750,000. If we terminate the agreement after month eighteen, no termination fee will be assessed. On November 3, 2004, we entered into a purchase order for hydralazine with Flavine, the U.S. representative of Sumitomo. $2,362,000 remains outstanding on the purchase order as of December 31, 2004.

        We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations, including increases in spending for our BiDil clinical program, for at least eighteen months from the date of this report. However, we may require significant additional funds earlier than we currently expect to obtain regulatory approvals necessary to launch BiDil, and to develop our other product candidates.

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

  •
  the timing, receipt, and amount of sales and royalties, if any, from our potential product candidates;

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue, accrued expenses and the factors used to determine the fair value assigned to our stock options. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        Accrued Expenses.    As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue include contract service fees such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees paid to contract manufacturers in conjunction with the production of clinical materials, marketing service fees and professional service fees, such as lawyers and accountants. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs, which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

        Stock-Based Compensation.    We have elected to follow Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value method provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," or FAS 123. In 2003 and 2002, certain grants of stock options were made at exercise prices less than the fair value of our common stock and, as a result, we recorded deferred stock compensation expense. In the notes to our financial statements, we provide pro forma disclosures in accordance with FAS 123. We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with FAS 123 and the Emerging Issues Task Force, or EITF, Issue 96-18, "Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," or EITF 96-18.

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

Off-Balance Sheet Arrangements

        We do not have any material off-balance sheet arrangements.

Recently Issued Accounting Pronouncement

        On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), referred to as FAS 123R, "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." FAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in FAS 123R is similar to the approach described in SFAS 123, detailed below. However, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. FAS 123R must be adopted in fiscal periods beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt FAS 123R on July 1, 2005, the commencement of our third quarter of fiscal 2005.

        FAS 123R permits public companies to adopt its requirements using one of two methods. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have yet to determine which method to use in adopting FAS 123R.

        As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of FAS 123R's fair value method may have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share in Note 2 to our financial statements. We are currently evaluating the impact of the adoption of FAS 123R on our financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate and U.S. government-related securities, directly or through managed funds, with maturities of two years or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2004, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NitroMed, Inc.

        We have audited the accompanying balance sheets of NitroMed, Inc. as of December 31, 2004 and 2003, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NitroMed, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 9, 2005

NITROMED, INC.

BALANCE SHEETS

(in thousands, except par value amounts)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$35,882	$67,614
Marketable securities	106,485	29,474
Prepaid expenses and other current assets	3,216	1,296

Total current assets	145,583	98,384
Property and equipment, net	2,963	686
Other assets	811	100

Total assets	$149,357	$99,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$—	$22
Accounts payable	2,662	832
Accrued expenses	8,091	2,067
Deferred revenue	1,592	7,525

Total current liabilities	12,345	10,446
Deferred revenue, long term	—	6,925

Total liabilities	12,345	17,371
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 65,000 shares; issued and outstanding 30,124 shares and 25,601 shares as of December 31, 2004 and 2003, respectively	301	256
Additional paid-in capital	275,727	191,604
Deferred stock compensation	(2,095)	(3,240)
Accumulated deficit	(136,619)	(106,846)
Accumulated other comprehensive income (loss)	(302)	25

Total stockholders' equity	137,012	81,799

Total liabilities and stockholders' equity	$149,357	$99,170

The accompanying notes are an integral part of the financial statements.

NITROMED, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Research and development revenues	$16,458	$12,775	$750
Operating expenses:
Research and development	27,995	18,907	16,133
General and administrative	19,591	3,114	2,531

Total operating expenses	47,586	22,021	18,664

Loss from operations	(31,128)	(9,246)	(17,914)
Non-operating income (expense):
Interest expense	(1)	(4)	(10)
Interest income	1,336	399	387
Rental and miscellaneous income	20	82	195

	1,355	477	572

Net loss	(29,773)	(8,769)	(17,342)
Deemed dividends related to beneficial conversion features of redeemable convertible preferred stock	—	(19,357)	—
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	(2,794)	(2,697)

Net loss attributable to common stockholders	$(29,773)	$(30,920)	$(20,039)

Basic and diluted net loss attributable to common stockholders per common share	$(1.14)	$(6.95)	$(20.66)

Shares used in computing basic and diluted net loss attributable to common stockholders per common share	26,152	4,447	970

The accompanying notes are an integral part of the financial statements.

NITROMED, INC.
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except per share amounts)

						Note Receivable from Stock Purchase Agreement
	Redeemable Convertible Preferred Stock
			Common Stock						Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Deferred Stock Compensation	Accumulated Deficit		Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance at December 31, 2001	30,770	$80,187	963	$10	$1,854	$(252)		$(55,887)	$—	$(54,275)
Exercise of stock options			22	—	23					23
Compensation expense associated with and forgiveness of note receivable from stock purchase agreement					392	252				644
Deferred stock compensation expense associated with stock options					566		$(566)			—
Amortization of deferred stock compensation							39			39
Compensation expense associated with options issued to non-employees and performance options issued to employees					255					255
Accretion of Series E dividends		2,473						(2,473)		(2,473)
Accretion of preferred stock to redemption value		224						(224)		(224)
Net loss								(17,342)		(17,342)

Balance at December 31, 2002	30,770	$82,884	985	$10	$3,090	$—	$(527)	$(75,926)	$—	$(73,353)

The accompanying notes are an integral part of the financial statements.

NITROMED, INC.
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except per share amounts)

						Note Receivable from Stock Purchase Agreement
	Redeemable Convertible Preferred Stock
			Common Stock						Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Deferred Stock Compensation	Accumulated Deficit		Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance at December 31, 2002	30,770	$82,884	985	$10	$3,090	$—	$(527)	$(75,926)	$—	$(73,353)
Exercise of stock options			217	2	131					133
Deferred stock compensation expense associated with stock options					3,317		(3,317)			—
Amortization of deferred stock compensation							604			604
Compensation expense associated with options issued to non-employees and performance options issued to employees					303					303
Accretion of Series E dividends		2,469						(2,469)		(2,469)
Accretion of preferred stock to redemption value		325						(325)		(325)
Beneficial conversion features of Series E					19,320			(19,320)		—
Beneficial conversion features of Series F					37			(37)		—
Issuance of Series E preferred stock in August 2003 at $7.20 per share for cash (net of issuance costs of $100)	2,776	19,900
Issuance of common stock from initial public offering ("IPO") (net of issuance costs of $5,928)			6,000	60	60,012					60,072
Conversion of preferred stock to common stock at IPO	(33,546)	(105,578)	18,399	184	105,394					105,578
Unrealized gains on cash equivalents and marketable securities									25	25
Net loss								(8,769)		(8,769)

Comprehensive loss										(8,744)

Balance at December 31, 2003	—	$—	25,601	$256	$191,604	$—	$(3,240)	$(106,846)	$25	$81,799

The accompanying notes are an integral part of the financial statements.

NITROMED, INC.
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except per share amounts)

						Note Receivable from Stock Purchase Agreement
	Redeemable Convertible Preferred Stock
			Common Stock						Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Deferred Stock Compensation	Accumulated Deficit		Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance at December 31, 2003	—	$—	25,601	$256	$191,604	$—	$(3,240)	$(106,846)	$25	$81,799
Exercise of stock options			676	7	871					878
Exercise of warrants			237	2	(2)					—
Amortization of deferred stock compensation							982			982
Compensation expense associated with options issued to non-employees and performance options issued to employees					1,540					1,540
Issuance of stock under employee stock purchase plan			30	—	155					155
Issuance of common stock from public offering (net of issuance costs of $5,796)			3,580	36	81,722					81,758
Cancellation of compensatory stock options					(163)		163			—
Unrealized losses on marketable securities									(327)	(327)
Net loss								(29,773)		(29,773)

Comprehensive loss										(30,100)

Balance at December 31, 2004	—	$—	30,124	$301	$275,727	$—	$(2,095)	$(136,619)	$(302)	$(137,012)

The accompanying notes are an integral part of the financial statements.

NITROMED, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(29,773)	$(8,769)	$(17,342)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	421	251	219
Forgiveness of note receivable from stock purchase agreement	—	—	252
Stock-based compensation expense	2,522	907	686
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,920)	8,971	636
Accounts payable and accrued expenses	7,854	627	103
Deferred revenue	(12,858)	3,825	(750)

Net cash (used in) provided by operating activities	(33,754)	5,812	(16,196)

Cash flows from investing activities:
Purchases of marketable securities	(131,410)	(37,562)	(11,041)
Sales of marketable securities	54,072	14,796	12,017
Capital expenditures	(2,698)	(655)	(26)
Other assets	(711)	—	—

Net cash (used in) provided by investing activities	(80,747)	(23,421)	950

Cash flows from financing activities:
Net proceeds from sale of common stock in public offering	81,758	60,072	—
Proceeds from employee stock plans	1,033	133	23
Principal payments on notes payable	(22)	(42)	(289)
Net proceeds from sale of redeemable convertible preferred stock	—	19,900	—

Net cash provided by (used in) financing activities	82,769	80,063	(266)

Net (decrease) increase in cash and cash equivalents	(31,732)	62,454	(15,512)
Cash and cash equivalents, beginning balance	67,614	5,160	20,672

Cash and cash equivalents, ending balance	$35,882	$67,614	$5,160

Supplemental disclosure:
Cash paid during the year for interest	$1	$4	$10

The accompanying notes are an integral part of the financial statements.

NITROMED, INC.

NOTES TO FINANCIAL STATEMENTS

(all tabular amounts in thousands except per share amounts)

1. The Company

        NitroMed is an emerging pharmaceutical company focused on the research, development and commercialization of proprietary pharmaceuticals based on the therapeutic benefits of nitric oxide. The Company is currently developing it's lead nitric oxide-enhancing drug candidate, BiDil, to treat African Americans diagnosed with heart failure. The Company's goal is to become a leading, multi-product pharmaceutical company by developing additional innovative nitric oxide products and by building on the Company's BiDil development experience and infrastructure to identify and market additional products for cardiovascular and metabolic diseases for the African American population.

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

Cash Equivalents and Marketable Securities

        Cash equivalents are short-term, highly liquid investments with maturities of three months or less at the time of acquisition. Investments with maturities in excess of three months at the time of acquisition are classified as marketable securities and designated as available-for-sale. Cash equivalents consist of institutional money market funds. Available-for-sale securities are carried at fair market value, as reported by the custodian, and unrealized gains and losses are reported as a separate component of accumulated other comprehensive income within stockholders' equity. Realized gains and losses were not material for the years ended December 31, 2004, 2003 and 2002.

Fair Value of Financial Instruments

        Financial instruments mainly consist of cash and cash equivalents and marketable securities. The carrying amounts of these instruments approximate their fair values.

Property and Equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range between three to five years. Leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable and recognizes an impairment loss when the estimated undiscounted cash flows are less than the carrying value of the asset. The asset is written down to its fair value determined by either a quoted market price or by a discounted cash flow technique.

Research and Development Expenses

        Research and development expenses primarily consist of salaries and related expenses for personnel, fees paid to consultants and outside service providers and materials used in clinical trials and research and development. The Company charges research and development expenses, including costs associated with acquiring patents, to operations as incurred.

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

Stock-Based Compensation

        The Company has elected to account for its stock-based compensation plans under the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, rather than the alternative fair value accounting provided under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). In accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling, Goods or Services (EITF 96-18), the Company records compensation expense equal to the fair value of the option granted to non-employees over the vesting period, which is generally the period of service.

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

	December 31,
	2004	2003	2002
Risk-free interest rate	3.6%	2.8%	3.5%
Expected volatility	94%	80%	80%
Expected lives	4 years	4 years	4 years
Expected dividend	—	—	—

        The per-share, weighted-average grant date fair value of options granted during the years ended December 31, 2004, 2003 and 2002 were $9.66, $6.49 and $3.28, respectively.

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

	Years Ended December 31,
	2004	2003	2002
Net loss attributable to common stockholders as reported	$(29,773)	$(30,920)	$(20,039)
Add: Stock-based employee compensation expense included in reported net loss	1,512	722	522
Deduct: Stock-based employee compensation expense determined under fair value based method	(2,645)	(850)	(319)

FAS 123 Pro forma net loss	$(30,906)	$(31,048)	$(19,836)

Basic and diluted net loss per share
As reported	$(1.14)	$(6.95)	$(20.66)
FAS 123 Pro forma	$(1.18)	$(6.98)	$(20.45)

Accumulated Other Comprehensive Income (Loss)

        The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income is comprised entirely of unrealized gains and losses on available-for-sale marketable securities.

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

Segment Information

        During the three years ended December 31, 2004, the Company operated in one reportable business segment, developing nitric oxide enhancing medicines, under the management approach of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

New Accounting Standard

        On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) ("FAS 123R"), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. FAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in FAS 123R is similar to the approach described in SFAS 123, detailed below. However, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. FAS 123R must be adopted in fiscal periods beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt FAS 123R on July 1, 2005, the commencement of its third quarter of fiscal 2005.

        FAS 123R permits public companies to adopt its requirements using one of two methods. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has yet to determine which method to use in adopting FAS 123R.

        As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of FAS 123R's fair value method may have a significant impact on the Company's result of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share in Note 2 to these financial statements. The Company is currently evaluating the impact of the adoption of FAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

3. Cash Equivalents and Marketable Securities

        The following is a summary of the fair market value of available-for-sale money market funds and marketable securities the Company held at December 31, 2004 and 2003:

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$35,882	—	—	$35,882
Commercial paper	11,962	—	—	11,962
U.S. Government agencies
Due in one year or less	5,905	—	$(28)	5,877
Due in one to three years	7,759	—	(82)	7,677
Asset-backed securities
Due in one to three years	8,243	—	(31)	8,212
Taxable auction securities
Due in one to three years	50,200	—	—	50,200
Corporate notes
Due in one year or less	9,384	—	(38)	9,346
Due in one to three years	13,334	—	(123)	13,211

Total	142,669	—	(302)	142,367
Less amounts classified as cash and cash equivalents	35,882	—	—	35,882

Total marketable securities	$106,787	—	$(302)	$106,485

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$7,893	—	—	$7,893
Commercial paper	58,712	$9	—	58,721
U.S. Government agencies
Due in one year or less	7,150	3	—	7,153
Asset-backed securities
Due in one year or less	2,262	—	—	2,262
Due in one to three years	5,596	12	—	5,608
Corporate notes
Due in one year or less	12,866	2	$(6)	12,862
Due in one to three years	2,584	5	—	2,589

Total	97,063	31	(6)	97,088
Less amounts classified as cash and cash equivalents	67,605	9	—	67,614

Total marketable securities	$29,458	$22	$(6)	$29,474

4. Note Receivable from Stock Purchase Agreement

        On December 31, 1997, the Company executed a $252,000 loan to an officer that was used to purchase 350,000 shares of restricted common stock of the Company at a purchase price of $0.72 per share. These shares were granted under the Company's 1993 Equity Incentive Plan. The loan was due and payable in full in September 2002, bore interest at a rate of 6.02% per annum (which interest was forgiven) and was secured, pursuant to the terms of a Pledge Agreement, by the restricted shares. Twenty percent of the shares vested at the date of issuance and an additional 20% of the shares vested annually each September. Based on the terms of the arrangement, the award was required to be accounted for as variable compensation. Accordingly, the Company recorded noncash stock compensation charges for the year ended December 31, 2002 of $392,000. In addition, during September 2002, the Company forgave the loan and recorded an additional noncash compensation charge of $252,000 for the year ended December 31, 2002.

5. Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2004	2003
Laboratory furniture, fixtures and equipment	$2,538	$1,021
Office furniture, fixtures and equipment	1,144	438
Leasehold improvements	362	940

	4,044	2,399
Less accumulated depreciation and amortization	(1,081)	(1,713)

	$2,963	$686

6. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2004	2003
Clinical trial and related costs	$4,611	$865
Sales and marketing	1,722	—
Compensation, relocation and related benefits	861	759
Other	897	443

	$8,091	$2,067

7. Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

Redeemable Convertible Preferred Stock

Public Offerings

        On November 10, 2003, the Company completed its initial public offering and sold 6,000,000 shares of common stock for $11.00 per share for net proceeds of approximately $60.1 million. In connection with the initial public offering all of the outstanding shares of the Company's redeemable convertible preferred stock (Series A, B, C, D, E and F), including accrued but unpaid Series E dividends of $6.4 million, converted into 18,398,496 shares of the Company's common stock based upon the conversion ratios then applicable.

        On December 20, 2004, the Company closed a second public offering and sold 3,579,476 shares of common stock, including the underwriters' over-allotment of 331,598 shares, for $24.46 per share for net proceeds of approximately $81.8 million.

Series E and F

        On August 1, 2003, the Company completed the sale of 2,776,347 shares of Series E redeemable convertible preferred stock for net proceeds of $19.9 million. These shares automatically converted to common stock upon the closing of the Company's initial public offering of common stock on November 10, 2003. These shares contained a beneficial conversion feature based on the fair value of the common stock into which the shares were convertible. In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the value of such beneficial conversion feature of approximately $8.3 million was recognized as a deemed dividend in the three month period ended September 30, 2003.

        The Series F conversion ratio provided for additional shares of common stock when the Company issued equity securities, as defined, for consideration of less than $14 per share, the purchase price of Series F. As a result of the above sale of these Series E shares, the Series F conversion ratio was increased from 1:1 to 1:1.073364. The adjustment to the Series F conversion ratio is a beneficial conversion feature. In accordance with EITF 00-27, Application of Issue 98-5 to Certain Convertible Instruments, the value of such beneficial conversion feature of approximately $37,000 was recognized as a deemed dividend in the three month period ended September 30, 2003.

        Subsequent to the August 2003 sale of the Series E shares, the Series E stockholders and the Company agreed to increase the Series E conversion ratio from 1:1 to 1:1.1526 in consideration of the Series E stockholders waiving their rights to certain anti-dilution provisions. The adjustment to the conversion ratio, which was contingent on the initial public offering, is a beneficial conversion feature. In accordance with EITF 00-27, the value of the Series E beneficial conversion feature of approximately $11.0 million was recognized as a deemed dividend in the period of issuance, which occurred in the fourth quarter of 2003 as a result of the initial public offering. In addition, the conversion of the Series E shares in the initial public offering caused the accrued but unpaid Series E dividends of approximately $6.4 million to become payable through the issuance of 513,033 shares of common stock at the time of the initial public offering.

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

Stock Purchase Warrants

        At December 31, 2004 and 2003, there were stock purchase warrants outstanding to purchase 13,861 and 151,347 shares, respectively, of the Company's common stock at exercise prices of $.01 to $.08 per share, which expire in 2005 through 2007. In addition, stock purchase warrants to purchase 123,749 shares of common stock at an exercise price of $4.00 per share were outstanding at December 31, 2003 and were exercised during 2004.

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

        Information with respect to activity under the Plans is as follows:

Stock Option Activity	Number of Options	Weighted-Average Exercise Price Per Share
Balance at December 31, 2001	2,148	$1.16
Options granted	241	2.00
Options canceled	(226)	1.74
Options exercised	(22)	1.04

Balance at December 31, 2002	2,141	1.19
Options granted	978	5.30
Options canceled	(3)	1.95
Options exercised	(217)	0.61

Balance at December 31, 2003	2,899	2.62
Options granted	1,129	13.94
Options canceled	(105)	6.86
Options exercised	(676)	1.30

Balance at December 31, 2004	3,247	$6.70

        The following table summarizes information about options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In years)	Number of Shares	Weighted- Average Exercise Price
$0.08–$2.47	1,676	$1.46	5.3	1,157	$1.25
$4.94–$7.41	196	6.40	9.5	—	—
$7.42–$9.88	736	7.88	8.9	120	8.03
$9.89–$12.35	125	10.21	9.5	—	—
$17.29–$19.76	229	18.97	9.7	—	—
$19.77–$22.23	55	20.77	9.7	—	—
$22.24–$24.70	230	23.80	9.8	—	—

	3,247	$6.70	7.2	1,277	$1.89

        There were 1,526,761 and 1,531,468 options exercisable at December 31, 2003 and 2002, respectively. At December 31, 2004, the Company had 514,297 options available for future grant.

        During 1999 and 2000, the Company granted 75,100 and 100,000 performance-based options, respectively, with an exercise price of $1.30 to certain employees, which allow for acceleration of the vesting period upon the occurrence of certain defined events. Of the 100,000 options granted, 5,000 options were forfeited in 2002. Based on the terms of the arrangements, the awards are required to be accounted for as variable, and compensation expense is measured as the difference between the fair market value of the Company's common stock at the reporting period date and the exercise price of the award. Compensation expense is recognized over the vesting period and totaled $529,000, $118,000 and $91,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

        Since 1999, the Company granted a total of 181,000 stock options to nonemployees at a weighted-average exercise price of $2.24 per share, of which 168,750 remained outstanding at December 31, 2004. The Company has applied the recognition provisions of FAS 123 and EITF 96-18 related to these stock options and utilized the Black-Scholes option pricing model to determine the fair value of these stock options at each reporting date. In connection with these awards, the Company recognized compensation expense of $1,011,000, $185,000 and $164,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

        During 2003 and 2002, the Company granted 413,250 and 241,000 options, respectively, to employees at exercise prices below the fair value of the Company's common stock. The weighted average exercise price of these options is $2.00 per share. The Company recorded deferred stock compensation expense related to these grants of $3,317,000 and $566,000 for the years ended December 31, 2003 and 2002, respectively. These amounts are being recognized as stock-based compensation expense ratably over the vesting period of four years. Included in the results of operations for the years ended December 31, 2004, 2003 and 2002 is compensation expense of $982,000, $604,000 and $39,000, respectively.

Employee Stock Purchase Plan

        On August 18, 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan (the "Stock Purchase Plan"), which provides for the sale of up to 75,000 shares of common stock to participating employees. Under the Stock Purchase Plan, eligible employees may purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of the employee's compensation or $25,000 in any calendar year. The first offering period began on January 1, 2004 and ended on June 30, 2004, with 12,219 shares being purchased. The second offering period began on July 1, 2004 and ended on December 31, 2004, with 18,123 shares being purchased. At December 31, 2004, there were 44,658 shares available for grant under the Stock Purchase Plan.

8. Net Loss per Share

        The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Year Ended December 31,
	2004	2003	2002
Basic and Diluted:
Net loss	$(29,773)	$(8,769)	$(17,342)
Deemed dividends related to beneficial conversion features of redeemable convertible preferred stock	—	(19,357)	—
Dividends and accretion to redemption value of redeemable convertible preferred stock prior to conversion	—	(2,794)	(2,697)

Net loss attributable to common stockholders	$(29,773)	$(30,920)	$(20,039)

Weighted average common shares used to compute net loss per share	26,152	4,447	970

Basic and diluted net loss per share	$(1.14)	$(6.95)	$(20.66)

        Options to purchase 3,246,631, 2,898,584 and 2,141,401 shares of common stock for the years ended December 31, 2004, 2003 and 2002, respectively, and warrants to purchase 13,861, 275,096 and 275,096 shares of common stock for the years ended December 31, 2004, 2003 and 2002, respectively, have been excluded from the computation of net loss per share as their effects would have been antidilutive.

9. Operating Lease

        The Company leased its previous research facilities under an operating lease that expired on September 30, 2004. The lease required payment of real estate taxes and other common area maintenance expenses. Under the lease, a security deposit of $100,000 was required to be held in escrow for the life of the lease. Annual rent expense was $532,000 for 2004 and $580,000 for 2003 and 2002. The Company sub-leased a portion of its premises and recognized rental income of $82,000 and $195,000 in 2003 and 2002, respectively. The sublease agreement ended in 2003.

        On January 30, 2004, the Company executed a lease for approximately 52,000 square feet of laboratory and office space in Lexington, Massachusetts. The rent obligation for the building commenced on August 7, 2004, which was 30 days after the date the Company commenced occupancy of the building. The lease is for a term of ten years with options that permit renewals for additional five-year periods. The Company has the option to terminate the lease at the end of the fifth year for a fee of $4.2 million. The expected minimum rental commitments under the lease agreement are $1,089,000, $1,425,000, $1,505,000, $1,505,000, and $1,566,000 for each year in the five calendar year period ending December 31, 2009, respectively, and $7.9 million in total for the remainder of the lease term. In addition to the minimum lease commitment, the lease agreement requires the Company to pay its pro rata share of property taxes and building operating expenses. Rent expense for 2004 under this lease was $610,000.

10. Research, License and Consulting Agreements

        The Company has entered into various research, license and consulting agreements to support its research and development activities.

Johnson & Johnson Agreements

        Prior to 2001, the Company had two principal research and development collaboration agreements, both dated April 1997, in which the Company had licensed its technology to Johnson & Johnson and affiliates in return for initial license fees, reimbursement of qualified research expenditures and the purchase of 3.0 million shares of Series B for $3.0 million. The agreements contained provisions for future payments to the Company upon the achievement of certain research and development milestones and future royalties to the Company on sales of products developed under the agreements. One of the agreements with affiliates of Johnson & Johnson was terminated in April 2000, and the other agreement was terminated in September 2001.

        With respect to one of the Johnson & Johnson agreements noted above, during 2001, the Company reacquired the previously licensed technology in consideration of future payments totaling $4.5 million. The Company is required to make payments to Johnson & Johnson contingent upon the occurrence of the following events: a portion of up-front and milestone payments received in consideration for granting the rights to the technology; a percent of net sales revenue generated by the Company from product manufactured using the technology; and a percentage of royalty payments received based upon the sale of products derived from the technology. Payments are only required upon the occurrence of such events. Through December 31, 2004, the Company had paid $375,000 to Johnson & Johnson as a result of receiving payments for licensing the reacquired technology.

Boston Scientific Corporation Agreement

        In November 2001, the Company entered into a development and license agreement with Boston Scientific Corporation ("BSC") that granted a nonexclusive, nonroyalty bearing right and license in certain technology, which had been reacquired from Johnson & Johnson as noted above. In consideration of the license, the Company received a nonrefundable up-front license payment of $1.5 million. At the same time the Company sold to BSC 250,000 shares of Series F for $3.5 million. Under the agreement, the Company planned to deliver two drug compounds, as defined in the agreement, to BSC during the two year research term. Accordingly, the Company was recognizing the $1.5 million license fee as revenue ratably over the term of its contractual performance obligation. In January 2003, the Company informally agreed to an extension of the research term to May 2004. As a result, the Company extended the period of revenue recognition for the unrecognized portion of the license payment at December 31, 2002 to May 31, 2004. In December 2003 the Company executed an amendment to extend the research term to December 31, 2005 and received an additional $3.0 million. The Company is recognizing the $3.0 million extension fee and the remaining deferred revenue related to the nonrefundable license payment of $1.5 million over the extension period. For the years ended December 31, 2004, 2003 and 2002, the Company recognized revenue of $1,592,000, $442,000 and $750,000, respectively.

        In connection with the agreement, the Company may receive up to $8.3 million in milestone payments if certain development events are achieved by BSC. The Company may receive additional milestone payments for commercial success of any products derived from the licensed technology by

BSC. The Company also has the right to receive milestone payments for any individual product that exceeds certain sales levels in any consecutive 12-month period. In addition, the Company may receive royalty payments on net sales of products derived from the licensed technology. The royalty term, which is on a country by country basis, related to each product derived by the licensed technology will generally be 12 years.

BiDil License Agreement

        In connection with its development program for BiDil, the Company's lead product candidate, the Company entered into an agreement to license certain technology from an individual who is on the Company's scientific advisory board. The Company also receives services from this individual in consideration of nominal payments and the grant of stock options. Upon achieving certain development events, the Company is required to make milestone payments of up to $1 million in the aggregate. In addition, upon commercial sale of products developed from the technology, the Company is required to make royalty payments on net sales, which will vary depending on sales volume. The royalty term expires upon the later of the expiration of the patent rights or ten years from the first commercial sale. The agreement may be terminated by the Company at any time. During the year ended December 31, 2004, the Company recorded charges of $1.0 million to research and development expense related to this agreement.

Merck Agreement

        In December of 2002, the Company executed a research collaboration and license agreement with Merck Frosst Canada & Co., a wholly-owned subsidiary of Merck & Co. ("Merck"), in which the Company granted an exclusive, worldwide, royalty-bearing license to certain existing technology and any technology, pertaining to the licensed technology, developed by the Company during a three-year period commencing January 1, 2003. In consideration of this license, the Company received $10 million in January of 2003. During the three-year period, the Company was obligated to perform certain research and development activities in consideration of quarterly fees totaling $7.2 million. The Company was recognizing the license fee as revenue ratably over the term of its contractual performance obligation of three years.

        In connection with this agreement, the Company could have received milestone payments associated with certain development and approval events and sales and marketing events. For the year ended December 31, 2003, the Company recognized revenue of $12.3 million related to $15.0 million of license and milestone payments that had been deferred and were being recognized as revenue ratably over the contractual research and development term, a $5.0 million milestone payment for advancing a lead nitric oxide enhancing COX-2 inhibitor into Phase I human testing and $3.0 million of research and development funding.

        In November 2004, the Company agreed with Merck to terminate the collaboration agreement. Merck paid the Company a lump sum of $1.8 million, representing the full amount of the research funding owed to the Company for 2005. The Company will not receive any commercialization milestones or royalty payments from Merck. As a result of the termination of this agreement, the Company accelerated the recognition of deferred license revenue of $5.3 million, and recognized the lump sum payment of $1.8 million as revenue in the fourth quarter of 2004. For the year ended

December 31, 2004, the Company recognized revenue of $14.9 million under the collaboration agreement.

11. Income Taxes

        A reconciliation of federal statutory income tax provision to the Company's actual provision is as follows:

	Year Ended December 31,
	2004	2003	2002
Benefit at federal statutory tax rate	$(10,123)	$(2,982)	$(5,896)
Unbenefited operating losses	11,833	3,175	6,922
State taxes, net of federal benefit	(1,867)	(550)	(1,087)
Non-deductible expenses	157	357	215
Other	—	—	(154)

Income tax provision	$—	$—	$—

        The significant components of the Company's deferred tax assets are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$20,724	$11,292
Capitalized research costs, net of amortization	18,908	14,534
Tax credit carryforwards	5,807	4,791
Deferred revenue	641	4,369
Depreciation	409	288
Accrued expenses	1,600	202
Other	31	27

	48,120	35,503
Valuation allowance	(48,120)	(35,503)

Net deferred tax assets	$—	$—

        The Company has increased its valuation allowance by $12,617,000 in 2004 to provide a full valuation allowance for deferred tax assets since the realization of these benefits is not considered more likely than not. At December 31, 2004, the Company has unused net operating loss carryforwards of approximately $52,961,000 available to reduce federal taxable income expiring in 2010 through 2024 and $43,333,000 available to reduce state taxable income expiring in 2005 through 2009. The Company also has federal and state research tax credits of approximately $6,781,000 available to offset federal and state income taxes, both of which expire beginning in 2010. The net operating losses and tax credit carryforwards may be subject to the annual limitation provisions of Internal Revenue Code (IRC) Sections 382 and 383. No income tax payments were made in 2004, 2003 or 2002.

12. Commitments and Contingencies

        In connection with its pursuit of obtaining FDA approval of BiDil, the Company contracted with a consulting firm for services related to the development approval process of BiDil. The agreement provides for payment of legal consulting fees if and when the Company receives written FDA approval of BiDil. In addition, the agreement requires the Company to pay royalties on sales of BiDil product. The royalty term ends six months from the date of market introduction of an FDA approved generic version of the BiDil product. During the year ended December 31, 2004 the Company recorded charges of approximately $1.9 million pertaining to fees and expenses related to this agreement. The Company has estimated that approximately $2.8 million in fees will be paid out under this arrangement at the time of FDA approval.

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

        On July 20, 2004, the Market Regulation Department of the National Association of Securities Dealers, Inc. ("NASD") advised the Company that it initiated a review of trading activity in the Company's common stock surrounding the Company's July 19, 2004 announcement that it had halted its phase III confirmatory clinical trial of BiDil due to the significant survival benefit seen with BiDil. The NASD is reviewing, among other things, information on relationships between the Company's officers, directors and service providers and individuals and institutions who may have traded in the Company's common stock prior to the July 19, 2004 announcement. The Company has cooperated with this review and has identified certain persons on the list provided to the Company by the NASD as having a relationship with the Company's chief executive officer and others at the Company. The Company has established a special committee of its board of directors to oversee the Company's response to this review. The Company is presently unable to predict the outcome of this matter or the timing of its resolution.

        The Company has engaged Schwarz Pharma under a five-year exclusive manufacturing and supply agreement solely for the three times daily immediate release dosage formulation of NitroMed's BiDil product candidate. Under the Supply Agreement, NitroMed will have the right to engage a backup manufacturer. The Company orders bulk materials from the same suppliers that were used for the clinical trial batches of BiDil: hydralazine from Flavine, the U.S. representative of Sumitomo, and isosorbide dinitrate from EMS-Dottikon, and has them delivered directly to Schwarz Pharma for manufacturing. In connection with the Company's procurement of hydralazine from Flavine, the Company placed an irrevocable purchase order for $3,150,000 in November 2004, 25% of which was paid prior to December 31, 2004 with the remaining 75% due upon shipment of the hydralazine.

        On October 3, 2004, the Company entered into an agreement with Publicis Selling Solutions, Inc. ("Publicis"), a contract sales organization, pursuant to which, on the Company's behalf, Publicis has employed and is training a specialty sales force of 195 sales representatives to sell BiDil to the Company's target prescriber markets. The agreement is for a term of 24 months, with a Company option to continue the agreement beyond this term. Estimated year one costs are $31,592,000, excluding one-time start-up costs, and year two costs are projected at $33,129,000. The Company has the right to terminate this agreement upon 90 days written notice to Publicis. If the Company terminates this agreement during months one through twelve of the term of the agreement, the Company is required to pay a termination fee in the amount of $1.0 million. If the Company terminates this agreement during months thirteen through eighteen, the termination fee will be $750,000. If the Company terminates the agreement after month eighteen, no termination fee will be assessed.

13. Retirement Plan

        The Company sponsors a 401(k) plan covering substantially all employees. The plan provides for salary deferral contributions by participants of up to 15% of eligible wages not to exceed Federal requirements. Those employees over 50 years old are permitted to contribute an additional $4,000 per year. The Company does not currently match employee contributions.

14. Related Party Transactions—Boston University

        Dr. Loscalzo, a member of the Company's board of directors, is the Chairman of the Department of Medicine at Boston University Medical School, Physician-in-Chief, Boston Medical Center and Director of the Whitaker Cardiovascular Institute at the Boston Medical Center. Dr. Loscalzo has served as a consultant to the Company since 1992 and as the chair of the Company's scientific advisory board since 1999. In October 2003, the Company entered into a consulting agreement with Dr. Loscalzo, as amended in April 2004, pursuant to which the Company agreed to pay Dr. Loscalzo an annual retainer of $55,000 for his services. The agreement is for a period of ten years, subject to the Company's right to terminate the agreement at any time on 30 days' notice. In 2004, the Company paid Dr. Loscalzo an aggregate of $74,750 in consulting fees and fees earned in conjunction with Dr. Loscalzo's service on the Company's board of directors.

        In June 1993, as amended in July 1997, January 1999 and December 2002, the Company entered into a research and license agreement with the Trustees of Boston University ("BU"). Under the agreement, the Company agreed to fund a multi-year research program under Dr. Loscalzo's direction at BU in the area of nitric oxide- enhancing medicines. The Company's funding is principally for laboratory equipment and supplies as well as a portion of the salary of Martin Feelish, Ph.D., a professor of medicine at BU and a member of the Company's scientific advisory board. The Company has also agreed to provide Dr. Feelish with access to the Company's research facilities at the BU School of Medicine. Under the agreement, in exchange for the Company's sponsored research funding, BU has granted the Company exclusive worldwide royalty-bearing rights to technology and inventions owned by BU at the effective time of, or developed in the course of, the sponsored research program. The Company has agreed to pay royalties to BU on all products sold or distributed by the Company or its affiliates that incorporate or utilize inventions, material or information specified in the agreement. In 2004, the Company made payments to BU in the amount of $221,500 pursuant to this agreement, excluding the lease payments described below.

        In May 2003, the Company entered into an oral agreement with BU pursuant to which the Company leases approximately 1,500 square feet of laboratory space from BU at its Evans Biomedical Research Center in Boston, Massachusetts. The lease has a term of three years, and the Company makes annual rental payments of $60,000 pursuant to the lease. As provided above, the Company has agreed to make this space available to Dr. Feelish of BU. In 2004, the Company made payments to BU under this agreement in the amount of $60,000.

15. Quarterly Results of Operations (Unaudited)

        The following table presents unaudited quarterly financial data of the Company.

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$2,331	$2,331	$2,332	$9,464
Net loss	(4,556)	(4,700)	(10,801)	(9,716)
Net loss available to common stockholders	(4,556)	(4,700)	(10,801)	(9,716)
Basic and diluted net loss available to common stockholders per share	$(0.18)	$(0.18)	$(0.41)	$(0.36)
Weighted average common shares used to compute net loss per share	25,601	25,696	26,187	27,115
	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$1,694	$1,694	$2,194	$7,193
Net income (loss)	(3,187)	(3,150)	(3,411)	979
Net loss available to common stockholders	(3,861)	(3,825)	(12,748)	(10,486)
Basic and diluted net loss available to common stockholders per share	$(3.92)	$(3.88)	$(12.65)	$(0.71)
Weighted average common shares used to compute net loss per share	985	985	1,008	14,697

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2004, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

        No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

        Information regarding our directors and executive officers may be found under the captions "Election of Directors" and "Executive Officers" in the Proxy Statement for our 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee

        We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee may be found under the captions "Board of Directors Meetings and Committee Meetings" and "Report of the Audit Committee" in the Proxy Statement for our 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee Financial Expert

        The Board of Directors has determined that it has at least one "Audit Committee Financial Expert" (as defined by Item 401(h)(2) of Regulation S-K of the Exchange Act) on the Audit

Committee of the Board of Directors, Davey S. Scoon. The Board of Directors has further determined that Mr. Scoon is "independent" from management within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

        Information regarding Section 16(a) Beneficial Ownership Reporting Compliance may be found under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

        Information with respect to this item may be found under the captions "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," and "Employment Agreements," in the Proxy Statement for our 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

        Information with respect to this item may be found under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for our 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to this item may be found under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for our 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information with respect to this item may be found under the caption "Audit Fees" in the Proxy Statement for our 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1)  Financial Statements.

    For a list of the financial information included herein, see "Index to Financial Statements" on page 47.

(a)
(2)  Financial Statement Schedules.

    All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

(a)
(3)  Exhibits. The list of Exhibits filed as a part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by this reference.

        NitroMed®, NitRx®, BiDil® and NitroMed's logo "N" are trademarks of NitroMed, Inc. Other trademarks or service marks appearing in this Annual Report are the property of their respective holders.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

NITROMED, INC.
Date: March 10, 2005	By:	/s/ MICHAEL D. LOBERG, PH.D. Michael D. Loberg, Ph.D. President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL D. LOBERG, PH.D. Michael D. Loberg, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2005
/s/ LAWRENCE E. BLOCH, M.D., J.D. Lawrence E. Bloch, M.D., J.D.	Chief Financial Officer, Chief Business Officer, Treasurer and Secretary (Principal Financial Officer)	March 10, 2005
/s/ JAMES G. HAM, III James G. Ham, III	Vice President of Finance (Principal Accounting Officer)	March 10, 2005
/s/ ROBERT S. COHEN Robert S. Cohen	Director	March 10, 2005
/s/ ZOLA HOROVITZ, PH.D. Zola Horovitz, Ph.D.	Director	March 10, 2005
/s/ ARGERIS KARABELAS, PH.D. Argeris Karabelas, Ph.D.	Director	March 10, 2005
/s/ MARK LESCHLY Mark Leschly	Director	March 10, 2005
/s/ JOHN W. LITTLECHILD John W. Littlechild	Director	March 10, 2005
/s/ JOSEPH LOSCALZO, M.D., PH.D. Joseph Loscalzo, M.D., Ph.D.	Director	March 10, 2005
/s/ DAVEY S. SCOON Davey S. Scoon	Director	March 10, 2005

EXHIBIT INDEX

Exhibit No.		Description
	3.1(1)	Restated Certificate of Incorporation of the Company
	3.2(1)	Amended and Restated Bylaws of the Company
*	10.1(1)	Restated 1993 Equity Incentive Plan
*	10.2(1)	Amended and Restated 2003 Stock Incentive Plan
*	10.3(1)	2003 Employee Stock Purchase Plan
	10.4†(1)	Development and License Agreement between the Company and Boston Scientific Corporation dated November 20, 2001
	10.5†(1)	Research and License Agreement between the Company and Brigham and Women's Hospital, Inc. dated August 1, 1992, as amended November 22, 1996
	10.6†(1)	Collaboration and License Agreement between the Company and Professor Jay N. Cohn dated January 22, 1999, as amended January 29, 2001 and March 15, 2002
	10.7	Amendment No. 1 to Collaboration and License Agreement between the Company and Professor Jay N. Cohn dated August 10, 2000
	10.8†(1)	Research and License Agreement between the Company and Trustees of Boston University dated June 1, 1993, as amended January 1, 1999
	10.9†(1)	Agreement between the Company and FoxKiser dated April 26, 2001
	10.10†(1)	Agreement between the Company and John D. Folts dated March 13, 1995, as amended, November 22, 1996 and December 2, 1998
	10.11†(1)	Professional Service Agreement between the Company and MIMC, Inc. dated May 1, 2001, as amended
*	10.12(1)	Letter Agreement between the Company and Michael D. Loberg dated July 14, 1997
*	10.13(1)	Letter Agreement between the Company and Manual Worcel dated July 29, 1993
*	10.14(1)	Letter Agreement between the Company and L. Gordon Letts dated November 4, 1993
	10.15(1)	Fourth Amended and Restated Stockholders' Agreement among the Company and the stockholders named therein dated May 22, 2001, as amended November 20, 2001, May 12, 2003 and July 31, 2003
	10.16(1)	Form of Warrant to purchase shares of the Company's Common Stock, together with a schedule of warrant holders
	10.17(2)	Lease between the Company and PM Atlantic Lexington, LLC dated January 30, 2004
	10.18(2)	Letter Agreement between the Company, Boston University School of Medicine and Martin Feelisch, Ph.D. dated May 5, 2003
	10.19	Consulting Agreement between the Company and Joseph Loscalzo, M.D., Ph.D. dated October 27, 2003, as amended on April 1, 2004
	10.20†(3)	Professional Detailing Services Agreement between the Company and Publicis Selling Solutions, Inc. dated November 4, 2004

	10.21(3)	Letter Agreement between the Company and Merck Frosst Canada & Co. dated November 8, 2004
*	10.22	Letter Agreement between the Company and James G. Ham, III dated September 3, 2004
*	10.23	Letter Agreement between the Company and Lawrence E. Bloch dated August 30, 2004
	10.24†	Supply Agreement between the Company and Schwarz Pharma Manufacturing, Inc. dated as of February 16, 2005
	10.25	Letter Agreement between the Company and Mark Pavao, dated June 30, 2004
*	10.26	Compensation of Named Executive Officers of the Company
*	10.27	Compensation Program for Non-Employee Directors of the Company
*	10.28	Form of Incentive Stock Option Agreement Granted Under Amended and Restated 2003 Stock Incentive Plan
*	10.29	Form of Nonstatutory Stock Option Agreement Granted Under Amended and Restated 2003 Stock Incentive Plan
	14.1(2)	Code of Business Conduct and Ethics
	21.1	Subsidiaries of the Company
	23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K

†
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission

(1)
Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-108104).

(2)
Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50439).

(3)
Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K filed on November 8, 2004 (File No. 000-50439).

QuickLinks

NITROMED, INC. ANNUAL REPORT ON FORM 10-K
INDEX
PART I
  ITEM 1. BUSINESS
Risks Relating to our Industry
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
NITROMED, INC. BALANCE SHEETS (in thousands, except par value amounts)
NITROMED, INC. STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
NITROMED, INC. STATEMENTS OF CASH FLOWS (in thousands)
NITROMED, INC. NOTES TO FINANCIAL STATEMENTS (all tabular amounts in thousands except per share amounts)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX