Form 10-Q
period 2005-03-31
NITROMED INC
filed 2005-05-05
CIK 927829

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2005
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
Registrant's telephone number, including area code: (781) 266-4000
Former Name, Former Address and Formal Fiscal Year, if Changed Since Last Report

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

        As of May 3, 2005, the registrant had 30,273,562 shares of Common Stock, $0.01 par value per share, outstanding.

NITROMED, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I. Financial Information

Item 1. Financial Statements

NITROMED, INC.

BALANCE SHEETS

(in thousands, except par value amounts)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,137	$35,882
Marketable securities	105,674	106,485
Inventories	2,719	—
Prepaid expenses and other current assets	3,962	3,216

Total current assets	131,492	145,583
Property and equipment, net	3,327	2,963
Other assets	815	811

Total assets	$135,634	$149,357

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,477	$2,662
Accrued expenses	14,498	8,091
Deferred revenue	1,194	1,592

Total current liabilities	18,169	12,345
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $.01 par value; 65,000 shares authorized at March 31, 2005 and December 31, 2004; 30,274 and 30,124 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	303	301
Additional paid-in capital	275,575	275,727
Deferred stock compensation	(1,872)	(2,095)
Accumulated deficit	(156,208)	(136,619)
Accumulated other comprehensive loss	(333)	(302)

Total stockholders' equity	117,465	137,012

Total liabilities and stockholders' equity	$135,634	$149,357

See accompanying notes.

NITROMED, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Research and development	$398	$2,331
Operating expenses:
Research and development	7,696	5,628
Sales, general and administrative	13,063	1,536

Total operating expenses	20,759	7,164

Loss from operations	(20,361)	(4,833)
Non-operating income:
Interest income	772	277

	772	277

Net loss	$(19,589)	$(4,556)

Basic and diluted net loss attributable to common stockholders per common share	$(0.65)	$(0.18)

Shares used in computing basic and diluted net loss attributable to common stockholders per common share	30,234	25,601

See accompanying notes.

NITROMED, INC.

STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net loss	$(19,589)	$(4,556)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	204	85
Stock compensation expense	(207)	305
Changes in operating assets and liabilities:
Inventories	(2,719)	—
Prepaid expenses and other current assets	(746)	367
Deferred revenue	(398)	(1,731)
Accounts payable and accrued expenses	6,222	(770)

Net cash used in operating activities	(17,233)	(6,300)
Investing activities
Purchases of property and equipment	(568)	(29)
Purchases of marketable securities	(45,965)	(11,764)
Sales of marketable securities	46,745	3,509
Other assets	(4)	(806)

Net cash provided by (used in) investing activities	208	(9,090)
Financing activities
Proceeds from stock plans	280	—
Principal payments on notes payable	—	(11)

Net cash provided by (used in) financing activities	280	(11)

Net decrease in cash and cash equivalents	(16,745)	(15,401)
Cash and cash equivalents at beginning of period	35,882	67,614

Cash and cash equivalents at end of period	$19,137	$52,213

See accompanying notes.

NITROMED, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2005

(1)   Basis of Presentation

        The accompanying unaudited financial statements of NitroMed, Inc. ("NitroMed" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2005. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's latest audited annual financial statements. Those audited financial statements are included in the Company's annual report on Form 10-K, which was filed with the Securities and Exchange Commission ("SEC") on March 10, 2005.

(2)   Inventories

        Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories consisted of the following:

	March 31,
(in thousands)
	2005	2004
Raw materials	$859	$—
Finished goods	1,860	—

	$2,719	$—

        During the three month period ending March 31, 2005, the Company purchased and capitalized inventories related to its product candidate for the treatment of heart failure in African Americans, which is the subject of a new drug application resubmission filed by the Company with the U.S. Food and Drug Administration ("FDA") on February 13, 2005, and which the Company is seeking to launch in 2005, assuming FDA approval.

(3)   Stock-Based Compensation

        The Company has elected to account for its stock-based compensation plans under the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, rather than the alternative fair value accounting provided under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). In accordance with Emerging Issues Task Force ("EITF") 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling, Goods or Services, the Company records compensation expense equal to the fair value of the option granted to non-employees over the vesting period, which is generally the period of service.

        For the years ended December 31, 2003 and December 31, 2002, the Company granted 431,250 and 241,000 options, respectively, to employees at exercise prices below the fair value of the Company's common stock. The Company recorded deferred stock compensation related to these grants of $3,317,000 and $566,000 in 2003 and 2002, respectively. These amounts are being recognized ratably over the vesting period of four years. Included in the results of operations for the three-month periods ended March 31, 2005 and March 31, 2004 is stock-based compensation expense of $223,000 and $229,000, respectively.

        For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized over the stock option's vesting period. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)
	2005	2004
Net loss as reported	$(19,589)	$(4,556)
Add: Stock-based employee compensation expense included in reported net loss	19	251
Deduct: Stock-based employee compensation expense determined under fair value based method	(1,082)	(434)

Pro forma net loss	$(20,652)	$(4,739)

Basic and diluted net loss per share
As reported	$(0.65)	$(0.18)

Pro forma	$(0.68)	$(0.19)

(4)   Comprehensive Income (Loss)

        Components of comprehensive income (loss) include net income (loss) and certain transactions that have generally been reported in the statement of stockholders' equity. Comprehensive loss for the three months ended March 31, 2005 and March 31, 2004 was $19,620,000 and $4,540,000, respectively.

(5)   Net Loss Per Share

        Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options and warrants. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is antidilutive. Accordingly, basic and diluted net loss per share is the same.

        The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended March 31,
(in thousands, except per share amounts)
	2005	2004
Basic and Diluted:
Net loss	$(19,589)	$(4,556)

Weighted average common shares used to compute net loss per share	30,234	25,601

Basic and diluted net loss per share	$(0.65)	$(0.18)

        Options to purchase 3,156,449 and 2,960,584 shares for the three months ended March 31, 2005, and March 31, 2004, respectively, and warrants to purchase 13,861, and 275,096 shares of common stock for the three months ended March 31, 2005 and March 31, 2004, respectively, have been excluded from the computation of net loss per share as their effects would have been antidilutive.

(6)   Commitments and Contingencies

        In connection with seeking to obtain approval of BiDil from the FDA, the Company contracted with a consulting firm for services related to the regulatory approval process for BiDil. The agreement provides for payment of legal consulting fees if and when the Company receives written FDA approval of BiDil. In addition, the agreement requires the Company to pay royalties to such consulting firm on sales of the BiDil product, if any. The royalty term ends six months after the date of market introduction of an FDA approved generic version of the BiDil product. During the year ended December 31, 2004, the Company recorded charges of approximately $1.9 million pertaining to fees, not including royalties, and expenses related to this agreement. For the three months ended March 31, 2005 and March 31, 2004, the Company recorded $266,000 and $0, respectively, pertaining to fees and expenses related to this agreement. The Company has estimated that approximately $2.5 million in fees will be paid out under this agreement in the event that it obtains FDA approval of BiDil.

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

        On July 20, 2004, the Market Regulation Department of the National Association of Securities Dealers, Inc. ("NASD") advised the Company that it initiated a review of trading activity in the Company's common stock surrounding the Company's July 19, 2004 announcement that it had halted its phase III clinical trial of BiDil due to the significant survival benefit seen with BiDil. The NASD is reviewing, among other things, information on relationships between the Company's officers, directors and service providers and individuals and institutions who may have traded in the Company's common stock prior to the July 19, 2004 announcement. The Company has cooperated with this review and has identified certain persons on the list provided to the Company by the NASD as having a relationship with the Company's chief executive officer and others at the Company. The Company has established a special committee of its board of directors to oversee the Company's response to this review. The Company is presently unable to predict the outcome of this matter or the timing of its resolution.

        On October 3, 2004, the Company entered into an agreement with Publicis Selling Solutions, Inc., or Publicis, a contract sales organization, pursuant to which, on the Company's behalf, Publicis has employed and is training a specialty sales force of approximately 195 sales representatives to sell BiDil after FDA approval to the Company's target prescriber markets. The agreement is for a term of 24 months, with the Company having the option to continue the agreement beyond this term. Estimated year one costs are $31,592,000, excluding one-time start-up costs of $2,879,000, and year two costs are projected at $33,129,000. The Company has the right to terminate this agreement upon 90 days written notice to Publicis. If the Company terminates this agreement during months one through twelve of the term of the agreement, the Company is required to pay a termination fee in the amount of $1.0 million. If the Company terminates this agreement during months thirteen through eighteen, the termination fee will be $750,000. If the Company terminates the agreement after month eighteen, no termination fee will be assessed. For the three months ended March 31, 2005, $6.1 million has been paid and $5.4 million has been expensed related to this agreement.

        On February 16, 2005, the Company engaged Schwarz Pharma Manufacturing, Inc., or Schwarz Pharma, under a five-year exclusive manufacturing and supply agreement solely for the three times daily immediate release dosage formulation of the Company's BiDil product candidate. Under the supply agreement, the Company has the right to engage a backup manufacturer. In connection with this supply agreement, the Company placed a binding purchase order in the amount of $1,839,000 for production of BiDil finished goods during the second quarter of 2005. The Company orders bulk materials from the same suppliers that were used for the clinical trial batches of BiDil: hydralazine from Flavine, the U.S. representative of Sumitomo, and isosorbide dinitrate from EMS-Dottikon, and has them delivered directly to Schwarz Pharma for manufacturing. In connection with the Company's procurement of hydralazine from Flavine, the Company placed an irrevocable purchase order for $3,150,000 in November 2004, $787,500 of which was paid prior to December 31, 2004 and $616,000 of which was paid during the first quarter of 2005. The remaining $1,746,500 is due upon the receipt of the final shipment of hydralazine under this purchase order.

(7)   New Accounting Pronouncements

        On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) ("SFAS 123R"), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, detailed below. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. In April 2005, the SEC delayed the effective date for adoption to no later than the beginning of the first fiscal year beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123R on January 1, 2006, the commencement of its first quarter of fiscal 2006.

        SFAS 123R permits public companies to adopt its requirements using one of two methods. A "modified prospective" is a method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. A "modified retrospective" is a method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has yet to determine which method to use in adopting SFAS 123R.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are an emerging pharmaceutical company that discovers, develops and seeks to commercialize proprietary pharmaceuticals. We have devoted substantially all of our efforts towards the research and development of our product candidates. Since our inception, we have had no revenue from product sales and have funded our operations through the sale of equity securities, debt financings, license fees, research and development funding and milestone payments from our collaborative partners. We have never been profitable and have incurred an accumulated deficit of $156.2 million as of March 31, 2005.

        Research, development and commercialization expenses relating to our product candidates and to enhancing our core technologies will continue to increase in the near term and may vary significantly from our current estimates. In particular, we expect to incur increased costs during the second quarter of 2005 as we seek regulatory approval for BiDil, our lead product in development for the treatment of African Americans diagnosed with heart failure. BiDil is an orally administered nitric oxide-enhancing product candidate, which combines isosorbide dinitrate and hydralazine. We concluded in mid-2004 a phase III clinical trial of BiDil which was designed to evaluate the efficacy of BiDil, when taken daily in addition to current heart failure therapies. The trial demonstrated that African American patients with heart failure experienced a 43% decrease in the relative risk of mortality after taking BiDil in addition to standard heart failure therapies, as compared to patients in a placebo group who received only standard heart failure therapies. In July 2004, following the recommendation of the independent Data and Safety Monitoring Board and the clinical trial's steering committee, we halted this clinical trial because of the significant survival benefit seen in the preliminary trial results for patients taking the drug. On December 23, 2004, we resubmitted a new drug application for BiDil to the Food and Drug Administration ("FDA"). On February 3, 2005, the FDA accepted our new drug application resubmission as a complete class 2 resubmission, which means that under the Prescription Drug User Fee Act, FDA review of our resubmission is expected to be completed within six months of the date the resubmission was received, or June 23, 2005.

        Sales, general and administrative costs will increase significantly as we prepare for the potential commercialization of BiDil in 2005. As a result of our decision to halt the BiDil trial and resubmit a new drug application to the FDA earlier than initially planned, we expect to incur increased operating expenses relating to the development of our sales and marketing capabilities, pre-launch related expenses and manufacturing costs in connection with the procurement of commercial supplies of BiDil. In addition, we currently estimate that our existing cash and marketable securities will be sufficient to support our operating plan, including increased operating expenses in preparation for the potential launch of BiDil, for at least the next fifteen months.

        We will need to generate significant revenues to achieve profitability. At the present time we are unable to estimate the level of revenues, if any, that we will realize from the commercialization of our product candidates, including BiDil. We are therefore unable to estimate when we will achieve profitability, if at all.

        On July 20, 2004, the Market Regulation Department of the National Association of Securities Dealers, Inc., or NASD, advised us that it initiated a review of trading activity in our common stock surrounding our July 19, 2004 announcement that we had halted our phase III clinical trial of BiDil due to the significant survival benefit seen with BiDil. The NASD is reviewing, among other things, information on relationships between our officers, directors and service providers and individuals and institutions who may have traded in our common stock prior to the July 19, 2004 announcement. We have cooperated with this review and have identified certain persons on the list provided to us by the NASD as having a relationship with our chief executive officer and others at NitroMed. We have established a special committee of our board of directors to oversee our response to this review.

Financial Operations Overview

        Revenue. We have not generated any revenue from product sales since our inception and do not expect to generate any revenue from the sale of products until later in 2005, if ever. All of our revenue to date has been derived from license fees, research and development payments and milestone payments that we have received from our corporate collaborators. In future years, we will seek to generate revenue from a combination of product sales, up-front fees and milestone payments in connection with collaborative or strategic relationships, as well as royalties resulting from the license of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development, milestone and other payments received under our collaborative or strategic relationships and related continuing obligations, as well as the timing and amount of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

        Research and Development. Research and development expense consists of expenses incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers for independent monitoring and analysis of our clinical trials, costs of contract research and manufacturing, and costs of facilities.

        The following summarizes our primary research and development programs. We have not provided program costs since inception because prior to 2000 we did not track and accumulate cost information by research program.

  •
  BiDil. From May 2001 to July 2004, we enrolled 1,050 patients at 169 clinical sites in the United States in our phase III clinical trial for BiDil. We halted the trial in July 2004 due to a significant survival benefit in the preliminary data for patients taking BiDil. We resubmitted a new drug application for BiDil to the FDA on December 23, 2004, and the FDA accepted such resubmission on February 3, 2005. We expect to incur significant additional expenditures for BiDil as we seek to obtain regulatory approval, expand our operations, hire additional personnel and, subject to FDA approval, seek to launch BiDil later in 2005. We estimate that the total direct cost for the BiDil trial will be at least $42.0 million, substantially all of which has been incurred to date. However, the actual total cost of the clinical trial, including any costs associated with the ongoing monitoring of patients and any costs incident to our expected launch of the drug, depends on a number of factors, including potential unanticipated delays in the FDA's review of our new drug application resubmission and other uncertainties relating to the regulatory approval process. We do not anticipate receiving revenue from BiDil until later in 2005, if ever. Our failure to commercialize BiDil on a timely basis would have a material adverse effect on our business, financial position and results of operations.

  •
  Nitric Oxide-Enhancing Cardiovascular Compounds. We are using our know-how and expertise in nitric oxide to develop new chemical entities (drugs) that are nitric oxide-enhanced versions of existing cardiovascular medicines. These studies are at a pre-clinical stage of testing and it remains speculative whether the addition of nitric oxide will result in an improved clinical profile of these cardiovascular medicines. The many uncertainties involved with the development of successful new products will exist until a new chemical candidate successfully passes all preclinical safety testing as well as the early phases of clinical evaluation. Developing a new and novel nitric oxide-enhanced cardiovascular medicine will take several years and involve a significant and largely unknown sum of expenditures. The success of achieving a new nitric oxide-enhanced cardiovascular medicine is important as it is needed to fill our pipeline. Failure to produce a new product in a timely fashion may have a material adverse effect on our business, financial position and results of operations.

  •
  Nitric Oxide Stents. We are currently working with Boston Scientific Corporation, or Boston Scientific, to develop stents coated with a bio-compatible polymer that is capable of releasing nitric oxide. This program is in pre-clinical development. We expect that additional expenditures will be required to conduct pre-clinical testing and, if such pre-clinical testing is successful, to apply for and conduct clinical trials. Because this program is in pre-clinical development, the successful development of products based upon this program is highly uncertain. As such, we are unable to estimate the cost to complete the research and development phase, nor are we able to estimate the timing of bringing product candidates to market and, therefore, when material cash inflows from milestones and royalties could commence. Our failure, or our partner's failure, to commercialize products based upon this program on a timely basis could have a material adverse effect on our business, financial position and results of operations.

  •
  Nitric Oxide-Enhancing COX-2 Inhibitors. We established a collaboration with Merck Frosst Canada & Co., a wholly-owned subsidiary of Merck & Co., or Merck, to screen proprietary nitric oxide-enhanced COX-2 inhibitors in advance of clinical testing as analgesic and anti-inflammatory agents and in other specified disease areas. These agents are intended to be second-generation COX-2 inhibitors. On September 30, 2004, Merck halted the phase II trial of our lead candidate in nitric oxide-enhancing COX-2 inhibitors. In November 2004, we agreed with Merck to terminate the collaboration agreement. Merck paid us a lump sum of $1.8 million, representing the full amount of the research funding owed to us for 2005 and is not required to provide us with any further funding. We retain all rights to our technology in the field of nitric oxide-enhancing COX-2 inhibitors and may seek collaborations with other potential partners to utilize the full value, if any, of this technology in the development of new analgestic and anti-inflammatory agents. Significant additional expenditures will be required to conduct pre-clinical testing and to apply for and conduct clinical trials. Because these agents are in pre-clinical development, their successful development is highly uncertain. As such, we are unable to estimate the cost to complete the research and development phase, nor are we able to estimate the timing of bringing potential candidates to market and, therefore, when material cash inflows from milestones and royalties could commence. Our failure, or any future partner's failure, to commercialize these product candidates under development on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

  •
  Other Discovery Research. We are also currently utilizing our nitric oxide expertise to develop products for additional medical conditions. Our efforts in these areas consist of discovery-stage research primarily directed to establishing our intellectual property position. We expect that additional expenditures will be required to conduct pre-clinical testing and, if such pre-clinical testing is successful, to apply for and conduct clinical trials for any such programs. Because these programs are in pre-clinical development, the successful development of products based upon these programs is highly uncertain. As such, we are unable to estimate the cost to complete research and development, nor are we able to estimate the timing of bringing product candidates to market and, therefore, when material cash inflows from milestones and royalties could commence.

        Sales, General and Administrative. Sales, general and administrative expense consists primarily of salaries and other related costs for personnel in sales and marketing, executive, finance, investor relations, accounting, business development, and human resource functions. Other costs include facility costs not otherwise included in research and development expense; costs for public relations, advertising and promotion services; professional fees for legal and accounting services; and costs related to our third party contract sales agreement with Publicis.

        We have incurred, and will continue to incur, increased sales, general and administrative expense for investor relations and other activities associated with operating as a public company. These increases will include the hiring of additional personnel. We expect to continue to incur increased internal and external business development costs to support our various product development efforts, which can vary from period to period. During the remainder of 2005, we also anticipate incurring significant increased expenses in connection with the potential commercial introduction of BiDil, subject to FDA approval.

        Non-Operating Income. Interest income includes interest earned on our cash, cash equivalents and marketable securities.

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

        Merck Collaboration. In December 2002, we entered into an exclusive, worldwide research, collaboration and licensing agreement that granted Merck marketing and sales rights for nitric oxide-enhancing COX-2 inhibitors. The research portion of the agreement was for three years. In 2003, we received an upfront non-refundable license payment of $10.0 million and two payments, each of $5.0 million, for achieving the first two milestones. The license fee revenue and the revenue from the first $5.0 million milestone payment were being recognized over the contractual term of the research and development program, which was to end on December 31, 2005. The revenue from the second $5.0 million payment was recognized in the fourth quarter of 2003, the period in which Merck achieved the milestone. On September 30, 2004, Merck halted the phase II trial of our lead candidate in nitric oxide-enhancing COX-2 inhibitors. This lead nitric oxide candidate is composed of a derivative of rofecoxib. Rofecoxib is the active ingredient in Vioxx, a COX-2 inhibitor which Merck voluntarily withdrew from worldwide markets on September 30, 2004. In November 2004, we agreed with Merck to terminate the collaboration agreement. Merck paid us a lump sum of $1.8 million, representing the full amount of the research funding owed to us for 2005, however, we will not receive any commercialization milestones or royalty payments from Merck. As a result of the termination of this agreement, we accelerated the recognition of deferred license revenue of $5.3 million in the fourth quarter of 2004, and we recognized the lump sum payment of $1.8 million as revenue in the fourth quarter of 2004. No research and development fees were recognized as revenue during the three months ended March 31, 2005. During the three months ended March 31, 2004, we received and recognized as revenue $600,000 in research and development fees from Merck.

Results of Operations

Three Months Ended March 31, 2005 and 2004

        Revenue.    Total revenue for the three months ended March 31, 2005 was $0.4 million compared to $2.3 million for the three months ended March 31, 2004. The $1.9 million, or 83% decrease in revenue in the 2005 period is attributable to revenue associated with the termination of the Merck agreement in November 2004.

        Research and Development.    Research and development expense for the three months ended March 31, 2005 was $7.7 million compared to $5.6 million for the three months ended March 31, 2004.

The $2.1 million, or 37% increase in research and development expenses was primarily due to increased medical support costs associated with obtaining regulatory approval of BiDil, offset partially by decreases in clinical trial expense as a result of the early termination of the African American Heart Failure Trial. The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three month periods ended March 31, 2005 and 2004.

	Three Months Ended March 31,
(in thousands)
	2005	2004
Research and Development Program
BiDil	$5,750	$3,998
Nitric oxide-enhancing cardiovascular compounds	1,121	—
Nitric oxide stents	381	458
Nitric oxide-enhancing COX-2 inhibitors	—	738
Other discovery research	444	434

Total research and development expense	$7,696	$5,628

        Sales, General and Administrative.    Sales, general and administrative expense for the three months ended March 31, 2005 was $13.1 million compared to $1.5 million for the three months ended March 31, 2004. The $11.6 million, or 773% increase in sales, general and administrative expenses was primarily due to $10.3 million for the preparation for the potential launch of BiDil, including costs related to the hiring of contract sales personnel; hiring of sales and marketing management personnel; public relations services; and advertising and promotion services. We also incurred higher sales, general and administrative expense in the three months ended March 31, 2005 due to increased costs of $557,000 associated with professional fees in preparation of the possible launch of BiDil; $321,000 in increased infrastructure costs due to the occupation of a new facility; $167,000 related to increased management and administrative personnel costs; and $119,000 in increased insurance costs associated with operating as a public company.

        Non-Operating Income.    Non-operating income for the three months ended March 31, 2005 was $772,000 compared to $277,000 for the three months ended March 31, 2004. The $495,000, or 179% increase was due to higher fund balances available for investment as a result of the closing of our follow-on offering of common stock in December 2004.

Liquidity and Capital Resources

        We have financed our operations since inception through the sale of equity, debt and payments from collaborative partners for licenses, research and development and achievement of milestones. As of March 31, 2005, we have received net proceeds of $242.3 million from the issuance of equity securities, primarily as the result of the sale of $99.1 million of our redeemable convertible preferred stock; net proceeds of $60.1 million from our initial public offering in November 2003; and net proceeds of $81.8 million from our follow-on public offering in December 2004. At March 31, 2005, we had $124.8 million in cash, cash equivalents and marketable securities.

        During the three months ended March 31, 2005, operating activities used cash of $17.2 million, driven by a net loss of $19.6 million, an increase in inventory of $2.7 million, an increase in prepaid expenses and other current assets of $746,000, and a decrease in deferred revenue of $398,000, offset by an increase in accounts payable and accrued expenses of $6.2 million.

        During the three months ended March 31, 2005, investing activities provided cash of $208,000 due to net sales of marketable securities of $780,000, offset by purchases of computer and lab equipment of

$568,000 due to an increase in personnel. We expect to invest approximately $2.0 to $2.5 million in capital expenditures for 2005, principally related to the purchase of laboratory equipment and computer equipment to support headcount growth.

        During the three months ended March 31, 2005, financing activities provided cash of $280,000 due to proceeds from stock plans.

  Contractual Obligations

        The following table summarizes our contractual obligations at March 31, 2005 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations	Total	Less than one year	1-3 years	3-5 years	More than five years
Operating lease obligation	$14,732,000	$1,199,000	$2,960,000	$3,117,000	$7,456,000
Purchase obligations (1)	61,635,000	34,557,000	27,078,000	—	—

Total contractual cash obligations	$76,367,000	$35,756,000	$30,038,000	$3,117,000	$7,456,000

(1)
On October 3, 2004, we entered into an agreement with Publicis, a contract sales organization, pursuant to which, on our behalf, Publicis has employed and is training a specialty sales force of approximately 195 sales representatives to sell BiDil to our target prescriber markets, assuming BiDil is approved by the FDA. The agreement is for a term of 24 months, with our option to continue the agreement beyond this term. We have the right to terminate this agreement upon 90 days written notice to Publicis. If we terminate this agreement during months one through eighteen of the term of the agreement, we will be required to pay a termination fee. If we terminate the agreement after month eighteen, no termination fee will be assessed. Also, on November 3, 2004, we entered into a purchase order for hydralazine with Flavine, the U.S. representative of Sumitomo and on February 16, 2005, we placed a binding purchase order with Schwarz Pharma for production of BiDil finished goods during the second quarter of 2005.

        We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations, including increases in spending for our BiDil clinical program, for at least fifteen months from the date of this report. However, we may require significant additional funds earlier than we currently expect to obtain regulatory approvals necessary to launch BiDil, and to develop our other product candidates.

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

  •
  the timing, receipt, and amount of sales and royalties, if any, from our product candidates;

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue, inventories, accrued expenses and the factors used to determine the fair value assigned to our stock options. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        Inventories. We review our estimates of the net realizable value of our inventories at each reporting period. Our estimate of the net realizable value of our inventories is subject to judgment and estimation. The actual net realizable value of our inventories could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. During the three-month period ending March 31, 2005 we purchased and capitalized inventories of $2.7 million in advance of FDA approval of our BiDil application. This amount will only be realizable if BiDil receives FDA approval and the inventory is sold. If we fail to achieve FDA approval of the current manufactured formulation of BiDil, or if regulatory approval is delayed or not obtained, our inventories could be materially impaired, and their value diminished and we could forfeit significant expenditures incurred in advance. We review our inventories for excess levels and fully reserve for amounts considered in excess of projected requirements.

        Accrued Expenses. As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue include contract service fees such as amounts paid to our third party contract sales organization, Publicis, clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees paid to contract manufacturers in conjunction with the production of clinical materials, marketing service fees and professional service fees, such as lawyers and accountants. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs which have begun to be incurred, or we over or under estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

        Stock-Based Compensation. We have elected to follow Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value method provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," or SFAS 123. In 2003 and 2002, certain grants of stock options were made at exercise prices less than the fair value of our common stock and, as a result, we recorded deferred stock compensation expense. In the notes to our financial statements, we provide pro forma disclosures in accordance with SFAS 123. We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and the Emerging Issues Task Force, or EITF, Issue 96-18, "Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," or EITF 96-18.

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

Recently Issued Accounting Pronouncement

        On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), referred to as SFAS 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, detailed below. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. In April 2005, the SEC delayed the effective date for adoption to no later than the beginning of the first fiscal year beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123R on January 1, 2006, the commencement of our first quarter of fiscal 2006.

        SFAS 123R permits public companies to adopt its requirements using one of two methods. A "modified prospective" is a method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. A "modified retrospective" is a method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have yet to determine which method to use in adopting SFAS 123R.

        As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R's fair value method may have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share in Note 2 to our financial statements. We are currently evaluating the impact of the adoption of SFAS 123R on our financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

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

        We have experienced significant operating losses since our inception in 1992. For the three months ended March 31, 2005, we had a net loss of $19.6 million. As of March 31, 2005, we had an accumulated deficit of approximately $156.2 million. We expect that we will continue to incur substantial losses and that our cumulative losses will increase as our research, development and commercialization efforts expand. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. To date, we have not recorded any revenue from the sale of products, and we will not be able to do so unless and until one of our product candidates completes clinical trials and receives regulatory approval. BiDil is our only product candidate that has advanced into late-stage clinical trials, and we do not anticipate receiving revenues from BiDil until later in 2005, if ever. All of our other product candidates are in research or pre-clinical development, will require significant additional testing prior to submission of any regulatory applications and, as such, are not expected to be commercially available for many years, if at all.

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

        Our financial, operational and management resources are primarily dedicated to our most advanced drug candidate, BiDil, which has not been approved by the FDA. In July 2004, we halted our phase III clinical trial of BiDil on the recommendation of the independent Data and Safety Monitoring Board and the trial's steering committee due to a significant survival benefit seen in African American patients taking the drug. The FDA accepted our new drug application resubmission in early February 2005 as a complete class 2 resubmission. Under the Prescription Drug User Fee Act, FDA review of our class 2 resubmission is expected to be completed by June 23, 2005. We will need to receive FDA approval of our resubmitted NDA before we can market and sell BiDil in the United States. We cannot predict whether or when we may receive FDA approval of BiDil. Even if we obtain FDA approval, we may not be able to launch BiDil prior to the end of 2005, if at all.

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

If we do not receive FDA approval of BiDil, or if such approval is materially delayed, the value of significant inventory we have purchased during the pre-launch period may be materially adversely affected.

        We are currently purchasing raw materials, and commercial quantities of BiDil finished product in preparation for the potential launch of BiDil, subject to FDA approval. If we fail to achieve FDA approval of the current manufactured formulation of BiDil, or if regulatory approval is delayed, our inventories could be materially impaired, and their value diminished and we could forfeit significant expenditures incurred in advance. Moreover, even if BiDil is approved by the FDA our business and operating results could be materially and adversely affected as a result of inaccurate forecasting of inventory levels because our current forecasting is based upon our estimate of expected customer orders subsequent to FDA approval, rather than actual customer orders.

We will require substantial additional funds and, if additional capital is not available, we may need to limit, scale back or cease our operations.

        We have used and will continue to require substantial funds to conduct research and development, including pre-clinical testing and clinical trials of our product candidates, and to market and manufacture any products that are approved for commercial sale. For example, we estimate that we will incur significant expenses during 2005 as we develop sales and marketing capabilities and prepare for the anticipated 2005 launch of BiDil, subject to FDA approval. Moreover, we may incur significant additional expenditures to conduct pre-clinical testing of our early-stage development programs. Because the successful development of these programs is uncertain, we are unable to estimate the actual funds we will require to complete research and development of our product candidates and commercialization of our products. We believe that our existing cash and marketable securities will be sufficient to support our current operating plan for at least the next fifteen months.

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

  •
  the costs related to acquiring and/or in-licensing new technologies; and

  •
  our ability to establish and maintain additional collaborative arrangements.

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

        For potential future products with larger target physician markets, we plan to rely significantly on sales, marketing and distribution arrangements with third parties. For example, we plan to rely on our existing collaboration for the commercialization of stents coated with nitric oxide-releasing compounds if development is successful and such products are approved by the FDA. We may have to enter into additional marketing arrangements in the future. We may not be able to successfully enter into sales, marketing and/or distribution agreements with any other third parties in the future, on terms which are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues for any products for which we rely on third-party sales, marketing and distribution support will depend heavily on the success of the efforts of these third parties.

If our third-party contract sales organization does not devote sufficient resources to our BiDil project, our ability to achieve near-term revenue could be harmed.

        We have entered into an agreement with Publicis, a contract sales organization, pursuant to which, on our behalf, Publicis has employed and is training a specialty sales force of approximately 195 sales representatives to sell BiDil, subject to FDA approval, to our target prescriber markets. Under separate agreements, Publicis has agreed to recruit, hire and train eight account executives who will assist us in gaining formulary access for BiDil, if approved, and have hired ten medical science liaisons to report into our Clinical/Regulatory group. If BiDil is approved, our near-term revenue for BiDil, if any, will depend heavily upon the success and efforts of Publicis. If Publicis does not devote the resources, time and training required to establish an effective and qualified sales force, our ability to achieve revenue from sales of BiDil will be harmed.

Physicians, payors and patients may not be receptive to BiDil or our other product candidates, if approved, which could prevent us from achieving and maintaining profitability.

        BiDil and the other product candidates that we are developing are based upon technologies or therapeutic approaches that are not currently in the marketplace. Assuming we receive FDA approval, we plan to market BiDil only in the United States. Key participants in the U.S. pharmaceutical marketplace, such as physicians, payors and patients, may not accept a product intended to improve therapeutic results based on ethnicity. As a result, it may be more difficult for us to convince the medical community and third-party payors and patients to accept and use our products. Our business is substantially dependent on market acceptance of BiDil. If we are unable to launch and commercialize BiDil, we will not generate revenue from BiDil, and our stock price may decline.

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

  •
  the success of our promotional physician education programs; and

  •
  the availability of government and third-party payor reimbursement.

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

        We have relied on academic institutions or clinical research organizations to supervise or monitor some or all aspects of our African American Heart Failure Trial, and we expect to rely on academic institutions and clinical research organizations for other product candidates we advance into clinical testing. Accordingly, we have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own.

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

        We do not manufacture BiDil and have no plans to do so. We have engaged Schwarz Pharma under a five-year exclusive manufacture and supply agreement solely for the three times daily immediate release dosage formulation of our BiDil product candidate. Under the supply agreement, we have the right to engage a backup manufacturer. The terms of the supply agreement provide that it may be terminated by either us or Schwarz Pharma under specified circumstances, including a material breach of the supply agreement by either party, the occurrence of a payment default by us, our material impairment of the manufacturing licenses we have granted to Schwarz Pharma or a failure of Schwarz Pharma to supply conforming products. In addition, either party may terminate the supply agreement in the event the FDA takes any action, the result of which is to permanently prohibit the manufacture, sale or use of the product. If we are unable to maintain a commercially reasonable manufacturing agreement for the production of BiDil, if approved, with Schwarz Pharma, we may not be able to successfully develop and commercialize BiDil and our stock price will decline.

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

The termination of our collaboration agreement with Merck, resulting from Merck's recent decision to withdraw its COX-2 inhibitor, Vioxx, from worldwide markets, has resulted in the loss of potential milestone and royalty based revenue from the collaboration and may indicate that the development of nitric oxide-enhancing COX-2 inhibitors is not viable.

        In December 2002, we entered into an exclusive, worldwide research, collaboration and licensing agreement with Merck pursuant to which we granted Merck marketing and sales rights to our technology for nitric oxide-enhancing COX-2 inhibitors. On September 30, 2004, Merck halted the phase II trial of our lead candidate in nitric oxide-enhancing COX-2 inhibitors. This lead nitric oxide candidate is composed of a derivative of rofecoxib. Rofecoxib is the active ingredient in Vioxx, a COX-2 inhibitor which Merck voluntarily withdrew from worldwide markets on September 30, 2004. We and Merck have terminated our collaboration agreement, which will result in the loss of any potential milestone or royalty revenue from the sale of products that may have resulted from the collaboration as well as any research and development funding that we may have received beyond the end of the initial research term in December 2005. If the FDA imposes additional regulatory burdens for the approval of new COX-2 inhibitors, if COX-2 inhibitors continue to pose safety concerns, or if the market for COX-2 inhibitors contracts, then we may lose any investment made in the development of, and any potential revenue that may have resulted from, the development, sale or licensing of nitric oxide-enhancing COX-2 inhibitors.

We currently depend on collaborative partners for a significant portion of our revenues and to develop, conduct clinical trials with, obtain regulatory approvals for, and manufacture, market and sell some of our product candidates, and these collaborations may not be successful.

        We are relying on Boston Scientific to fund the development of and to commercialize nitric oxide-enhancing stents using our technology to prevent the re-closure of arteries, or restenosis, following balloon angioplasty, a treatment to widen blocked arteries. In addition, Merck has funded the development of products based upon our nitric oxide-enhancing COX-2 inhibitor technologies. All of our $16.5 million of revenues for 2004 and our $398,000 of revenues for the three months ended March 31, 2005 were derived from licensing, research and development and milestone payments paid to us by Boston Scientific and Merck. We and Merck terminated our collaboration on nitric oxide-enhancing COX-2 inhibitor technologies. Please see "Risk Factors—The termination of our collaboration agreement with Merck, stemming from Merck's recent decision to withdraw its COX-2 inhibitor, Vioxx, from worldwide markets, has resulted in the loss of potential milestone and royalty based revenue from the collaboration and may indicate that the development of nitric oxide-enhancing COX-2 inhibitors is not viable" for additional risks relating to our agreement with Merck.

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

        We have no composition of matter patent covering our lead product candidate, BiDil, which we intend to market for the treatment of heart failure in African Americans. BiDil is a fixed-dose combination of two generic drugs, isosorbide dinitrate and hydralazine, which are approved and separately marketed, in dosages similar to those we include in BiDil, for indications other than heart failure, at prices below the prices we expect to charge for BiDil. We have three issued method-of-use patents, one of which covers the use of the combination of isosorbide dinitrate and hydralazine to reduce the incidence of mortality associated with chronic congestive heart failure, expiring in 2007, and the others covering the treatment of heart failure in African American patients, expiring in 2020. As a practical matter, we may not be able to enforce these method-of-use patents to prevent physicians from prescribing isosorbide dinitrate and hydralazine separately for the treatment of heart failure in African Americans, even though neither drug is approved for such use.

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

If we become involved in patent litigation or other proceedings to enforce our patent rights, we would incur substantial costs and expenses, substantial liability for damages and/or be required to stop our product development and commercialization efforts.

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

        If any parties are able to successfully claim that our creation or use of proprietary technologies infringes upon their intellectual property rights, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties' patent rights. In addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license on unfavorable terms. Moreover, any legal action against us or our partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our partners to obtain a license in order to continue to manufacture or market the affected products and processes. Any license required under any patent may not be made available on commercially- acceptable terms, if at all. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to effectively market some of our technology and product candidates, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, a number of our collaborations provide that royalties payable to us for licenses to our intellectual property may be offset by amounts paid by our collaboration partners to third parties who have competing or superior intellectual property positions in the relevant fields, which could result in significant reductions in our revenues from products developed through collaborations.

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

        Our revenues and profits depend heavily upon the availability of coverage and reimbursement for the use of BiDil if approved, and any of our product candidates that are approved for marketing, from third-party healthcare and state and federal government payors, both in the United States and in foreign markets. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor's determination that use of a product is:

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

        On July 20, 2004, the Market Regulation Department of the NASD advised us that it initiated a review of trading activity in our common stock surrounding our July 19, 2004 announcement that we had halted our phase III clinical trial of BiDil due to the significant survival benefit seen with BiDil. The NASD is reviewing, among other things, information on relationships between our officers, directors and service providers and individuals and institutions who may have traded in our common stock prior to the July 19, 2004 announcement. We have cooperated with this review and have identified certain persons on the list provided to us by the NASD as having a relationship with our chief executive officer and others at NitroMed. We have established a special committee of our board of directors to oversee our response to this review.

        The Securities and Exchange Commission, or ("SEC"), or other securities regulators may investigate trading activity of insiders and others around events that result in stock price volatility, such as our July 19, 2004 announcement, and we may incur substantial costs in connection with any such government investigation or related action. A stockholder lawsuit, SEC or other investigation or action could also damage our reputation or that of our officers or directors and divert their time and attention away from our management.

Substantially all of our outstanding common stock may be sold into the market at any time. This could cause the market price of our common stock to drop significantly.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2005, we had outstanding 30,273,562 shares of common stock. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Insiders have substantial control over us and could delay or prevent a change in corporate control.

        As of March 31, 2005, our directors, executive officers and principal stockholders, together with their affiliates, own, in the aggregate, approximately 47% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

We face costs and risks associated with compliance with Section 404 of the Sarbanes-Oxley Act.

        We are evaluating our internal control systems in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As a result, we are incurring additional expenses and a diversion of management's time. While we currently anticipate completion of testing and evaluation of our internal controls over financial reporting with respect to the requirements of Section 404 of the Sarbanes-Oxley Act in a timely fashion, there can be no assurance that we will be able to accomplish this. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to investigation by regulatory authorities. Any such action could adversely affect our financial results and/or the market price of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate and U.S. government-related securities, directly or through managed funds, with average contractual maturities of less than two years. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4. Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information.

        On February 19, 2005, NitroMed entered into an Amendment No. 2 to Research and License Agreement with the Trustees of Boston University of Massachusetts ("Boston University"), which amends the Research and License Agreement between NitroMed and Boston University effective June 1, 1993. Pursuant to the terms of the Amendment, NitroMed agreed to sponsor an additional research program to be performed at the Boston University School of Medicine relating to the molecular mode of action of BiDil, NitroMed's product candidate for the treatment of heart failure in African American patients. The Amendment sets forth the scope of and budget for such research program.

        Dr. Joseph Loscalzo, a member of our Board of Directors, is the Chairman of the Department of Medicine at Boston University School of Medicine, Physician-in-Chief, Boston Medical Center, the primary teaching affiliate of the Boston University School of Medicine, and Director of the Whitaker Cardiovascular Institute at the Boston Medical Center.

        The foregoing summary of the Amendment is qualified in its entirety by reference to the Amendment, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

  (a)
  The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NITROMED, INC.
	By:	/s/ LAWRENCE E. BLOCH, M.D., J.D. Lawrence E. Bloch, M.D., J.D. Chief Financial Officer, Chief Business Officer, Treasurer and Secretary (Principal Financial Officer)
Date: May 5, 2005

EXHIBIT INDEX

Exhibit Number	Description
10.1†	Amendments, dated December 3, 2002 and February 19, 2005, to the Research and License Agreement between the Company and Trustees of Boston University of Massachusetts dated June 1, 1993
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission