Form 10-Q
period 2005-06-30
NITROMED INC
filed 2005-08-03
CIK 927829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                 to

Commission File Number 000-50439

NitroMed, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3159793
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

125 Spring Street, Lexington, Massachusetts	02421
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 31, 2005, the registrant had 30,373,036 shares of Common Stock, $0.01 par value per share, outstanding.

NITROMED, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Balance Sheets as of June 30, 2005 and December 31, 2004 (unaudited)
Statements of Operations for the three and six months ended June 30, 2005 and 2004 (unaudited)
Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (unaudited)
Notes To Unaudited Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 5.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits
Signatures
Exhibit Index

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

NITROMED, INC.

BALANCE SHEETS
(in thousands, except par value amounts)

	June 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$29,667	$35,882
Marketable securities	90,856	106,485
Inventories	6,071	—
Prepaid expenses and other current assets	1,565	3,216
Total current assets	128,159	145,583
Property and equipment, net	3,341	2,963
Other assets	802	811

Total assets	$132,302	$149,357

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,354	$2,662
Accrued expenses	9,408	8,091
Deferred revenue	796	1,592
Current portion of long –term debt	6,667	—

Total current liabilities	23,225	12,345

Long-term debt	13,333	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 65,000 shares authorized; 30,288 and 30,124 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	303	301
Additional paid-in capital	276,147	275,727
Deferred stock-based compensation	(1,651)	(2,095)
Accumulated deficit	(178,832)	(136,619)
Accumulated other comprehensive loss	(223)	(302)
Total stockholders’ equity	95,744	137,012

Total liabilities and stockholders’ equity	$132,302	$149,357

See accompanying notes.

NITROMED, INC.

STATEMENTS OF OPERATIONS
(in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Research and development	$398	$2,331	$796	$4,662
Operating expenses:
Research and development	8,302	5,085	15,998	10,713
Sales, general and administrative	15,484	2,261	28,547	3,797
Total operating expenses	23,786	7,346	44,545	14,510
Loss from operations	(23,388)	(5,015)	(43,749)	(9,848)
Non-operating income:
Interest income	764	315	1,536	592
	764	315	1,536	592

Net loss	$(22,624)	$(4,700)	$(42,213)	$(9,256)

Basic and diluted net loss per common share attributable to common stockholders	$(0.75)	$(0.18)	$(1.40)	$(0.36)
Shares used in computing basic and diluted net loss per common share attributable to common stockholders	30,275	25,696	30,255	25,648

See accompanying notes.

NITROMED, INC.

STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net loss	$(42,213)	$(9,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	434	162
Stock-based compensation expense	224	521
Changes in operating assets and liabilities:
Inventories	(6,071)	—
Prepaid expenses and other current assets	1,651	(91)
Deferred revenue	(796)	(3,463)
Accounts payable and accrued expenses	5,009	(345)
Net cash used in operating activities	(41,762)	(12,472)
Investing activities
Purchases of property and equipment	(812)	(1,080)
Purchases of marketable securities	(57,428)	(44,255)
Sales of marketable securities	73,136	11,838
Other assets	9	(807)
Net cash provided by (used in) investing activities	14,905	(34,304)
Financing activities
Proceeds from long-term debt	20,000	—
Proceeds from employee stock plans	642	225
Principal payments on notes payable	—	(22)
Net cash provided by (used in) financing activities	20,642	(203)
Net decrease in cash and cash equivalents	(6,215)	(46,573)
Cash and cash equivalents at beginning of period	35,882	67,614
Cash and cash equivalents at end of period	$29,667	$21,041

See accompanying notes.

NITROMED, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2005

(1)           Basis of Presentation

The accompanying unaudited financial statements of NitroMed, Inc. (“NitroMed” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2005. These unaudited financial statements should be read in conjunction with the Company’s latest annual audited financial statements and related notes thereto included in the Company’s annual report on
Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2005.

(2)           Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.  Inventories consisted of the following:

June 30,
(in thousands)	2005
Raw materials	$2,026
Finished goods	4,045
$6,071

During the six month period ending June 30, 2005, the Company purchased and capitalized inventories to be used for samples and commercial sales related to the then-anticipated July 2005 product launch of BiDil, the Company’s product for the treatment of heart failure in self-identified black patients. BiDil currently has a twelve month shelf life. On a quarterly basis, the Company analyzes its inventory levels, and writes down inventory that has become un-saleable, inventory that has a cost basis in excess of its expected net realizable value and inventory that is in excess of expected requirements of product revenues. Expired inventory will be disposed of, and the related costs will be written off.  As of June 30, 2005, there has been no impairment of inventory.

(3)           Stock-Based Compensation

The Company has elected to account for its stock-based compensation plans under the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, rather than the alternative fair value accounting provided under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Connection with Selling, Goods or Services, the Company records stock-based compensation expense equal to the fair value of the option granted to non-employees over the vesting period, which is generally the period of service.

For the years ended December 31, 2003 and December 31, 2002, the Company granted 431,250 and 241,000 options, respectively, to employees at exercise prices below the fair value of the Company’s common stock. The Company recorded deferred stock-based compensation related to these grants of $3,317,000 and $566,000 in 2003 and 2002, respectively. These amounts are being recognized ratably over the vesting period of four years. Included in the results of operations for the three-month periods ended June 30, 2005 and 2004 is stock-based compensation expense of $221,000 and $287,000, respectively. Included in the results of operations for the six-month periods ended June 30, 2005 and 2004 is stock-based compensation expense of $444,000 and $516,000, respectively.

The Company also has additional stock-based awards that are accounted for as variable awards and are re-measured at each reporting period Included in the results of operations for the three-month periods ended June 30, 2005 and 2004 is stock-based compensation expense of $210,000 and a reduction in the expense of ($69,000), respectively. Included in the results of operations for the six-month periods ended June 30, 2005 and 2004 is a reduction in stock-based compensation expense of ($220,000) and an expense of $5,000, respectively.

For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized over the stock option’s vesting period. Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net loss as reported	$(22,624)	$(4,700)	$(42,213)	$(9,256)
Add: Stock-based employee compensation expense included in reported net loss	282	255	301	560
Deduct: Stock-based employee compensation expense determined under fair value based method	(1,478)	(1,341)	(2,560)	(1,661)
Pro forma net loss	$(23,820)	$(5,786)	$(44,472)	$(10,357)

Basic and diluted net loss per share
As reported	$(0.75)	$(0.18)	$(1.40)	$(0.36)
Pro forma	$(0.79)	$(0.23)	$(1.47)	$(0.40)

(4)           Comprehensive Income (Loss)

Components of comprehensive income (loss) include net loss and certain transactions that have generally been reported in the statement of stockholders’ equity. Comprehensive loss is comprised solely of net loss and unrealized gains and losses from marketable securities. Comprehensive loss for the three months ended June 30, 2005 and June 30, 2004 was $22,514,000 and $5,105,000, respectively. Comprehensive loss for the six months ended June 30, 2005 and June 30, 2004 was $42,134,000 and $9,645,000, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Basic and Diluted:
Net loss	$(22,624)	$(4,700)	$(42,213)	$(9,256)

Weighted average common shares used to compute net loss per share	30,275	25,696	30,255	25,648
Basic and diluted net loss per share	$(0.75)	$(0.18)	$(1.40)	$(0.36)

As of June 30, 2005 and 2004, options to purchase 3,869,249 and 3,073,084 shares of common stock, respectively, and warrants to purchase 13,023 and 150,778 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

(6)           Long Term Debt

On June 28, 2005, the Company borrowed (i) $10.0 million from Oxford Finance Corporation (“Oxford”), and (ii) $10.0 million from General Electric Capital Corporation (“GECC”) pursuant to the terms of Promissory Notes (“the Notes”). The Notes bear interest at a fixed rate of 9.95% per annum and are payable in 36 consecutive monthly installments of principal and accrued interest, with the first installment due and payable on July 1, 2005.  Also on June 28, 2005, the Company entered into Master Security Agreements with both Oxford and GECC (“the Agreements”).  Under terms of these Agreements, the Company granted to both Oxford and GECC a security interest in and against all of the property of the Company and in and against all additions, attachments, accessories and accessions to such property, all substitutions, replacements or exchanges , and all insurance and/or other proceeds (“the Collateral”).  The Collateral comprises all of the Company’s personal property and fixtures including, but not limited to, all inventory, equipment, fixtures, accounts, deposit accounts, documents, investment property, instruments, general intangibles, chattel paper and any and all proceeds (but excluding intellectual property).  The Collateral does not include any intellectual property or products (or interests in any intellectual property or products (including any royalties)) acquired, whether by purchase, license or otherwise, on or after the execution of the Agreements (collectively, “New Property”), nor do the Agreements limit any indebtedness secured by any New Property provided that debt or non-cash equity (e.g., stock) is used to acquire New Property.  In the event that the Company uses cash to purchase New Property, Oxford’s and GECC’s existing liens will extend to such New Property.  The Agreements also contain a Material Adverse Change clause with both Oxford and GECC. Under this clause, if Oxford or GECC reasonably determine that the Company’s ability to repay the Notes has been materially impaired, the Company would be considered in default. As of June 30, 2005 the Company was in compliance with this clause.

(7)           Commitments and Contingencies

In connection with seeking to obtain the approval of BiDil from the U.S. Food and Drug Administration (“FDA”), the Company contracted with a consulting firm for services related to the regulatory approval process for BiDil. The agreement provides for payment of legal consulting fees when the Company receives written FDA approval of BiDil and also provides for the Company to pay costs and expenses incurred in performing services under the agreement within 30 days after receipt of a statement with respect to such expenses. In addition, the agreement requires the Company to pay royalties to such consulting firm on sales of the BiDil product. The royalty term ends six months after the date of market introduction of an FDA approved generic version of the BiDil product. During the year ended December 31, 2004, the Company recorded charges of approximately $1.9 million pertaining to the legal consulting fees related to this agreement. Such charges included only the legal consulting fee obligations and not the royalty or expense obligations. For the three months ended June 30, 2005 and June 30, 2004, the Company recorded $266,000 and $0, respectively, pertaining to fees and expenses related to this agreement. For the six months ended June 30, 2005 and June 30, 2004, the Company recorded $532,000 and $0, respectively, pertaining to fees and expenses related to this agreement. On June 23, 2005, the Company received written FDA approval of BiDil. The Company estimates that approximately $2.5 million in legal consulting fees will be paid out under this agreement within forty-five days after the approval date as required by the agreement.

An academic institution has asserted that patents and patent applications which relate to the nitric oxide stent program may require a license from such institution. It is the opinion of the Company’s management and outside legal counsel that the disputed intellectual property has been validly licensed to, or is validly owned by, the Company. Accordingly, the accompanying financial statements do not include any provision related to this claim.

On July 20, 2004, the Market Regulation Department of the National Association of Securities Dealers, Inc. (“NASD”) advised the Company that it initiated a review of trading activity in the Company’s common stock surrounding the Company’s July 19, 2004 announcement that it had halted its phase III clinical trial of BiDil due to the significant survival benefit seen with BiDil. The NASD is reviewing, among other things, information on relationships between the Company’s officers, directors and service providers and individuals and institutions that may have traded in the Company’s common stock prior to the July 19, 2004 announcement. The Company has cooperated with this review and has identified certain persons on the list provided to the Company by the NASD as having a relationship with the Company’s chief executive officer and others at the Company. The Company has established a special committee of its board of directors to oversee the Company’s response to this review. The Company is presently unable to predict the outcome of this matter or the timing of its resolution.

On October 3, 2004, the Company entered into an agreement with Publicis Selling Solutions, Inc. (“Publicis”), a contract sales organization, pursuant to which, on the Company’s behalf, Publicis has employed and trained a specialized cardiovascular sales force of approximately 195 sales representatives to sell BiDil to the Company’s target prescriber markets.  The agreement is for a term of 24 months beginning January 31, 2005, with the Company having the option to continue the agreement beyond this term. Estimated year one costs are $30,964,000, excluding one-time start-up costs of $3,108,000, and year two costs are projected at $32,494,000. The Company has the right to terminate this agreement upon 90 days written notice to Publicis.  If the Company terminates this agreement during months one through twelve of the term of the agreement, the Company is required to pay a termination fee in the amount of $1.0 million. If the Company terminates this agreement during months thirteen through eighteen, the termination fee will be $750,000. If the Company terminates the agreement after month eighteen, no termination fee will be assessed. For the three months ended June 30, 2005, $6.4 million has been paid and $7.9 million has been expensed related to this agreement. For the six months ended June 30, 2005, $12.5 million has been paid and $13.3 million has been expensed related to this agreement.

On February 16, 2005, the Company engaged Schwarz Pharma Manufacturing, Inc. (“Schwarz Pharma”) under a five-year exclusive manufacturing and supply agreement solely for the three times daily immediate release dosage formulation of  BiDil. Under the supply agreement, the Company has the right to engage a backup manufacturer. In connection with this supply agreement, the Company placed a binding purchase order in the amount of $2,994,000 for production of BiDil finished goods during the third quarter of 2005. On June 29, 2005, the Company and Schwarz Pharma executed a Quality Agreement that delineated cGMP responsibilities between the two parties. The Company orders bulk materials from the same suppliers that were used for the clinical trial batches of BiDil: hydralazine from Flavine, the U.S. representative of Sumitomo, and isosorbide dinitrate from Dottikon, and has them delivered directly to Schwarz Pharma for manufacturing. In connection with the Company’s procurement of hydralazine from Flavine, the Company placed an irrevocable purchase order for $3,150,000 in November 2004, $787,500 of which was paid prior to December 31, 2004, $616,000 of which was paid during the first quarter of 2005, and $928,000 of which was paid during the second quarter of 2005. The remaining $818,500 is due upon the receipt of the final shipment of hydralazine under this purchase order.

On June 23, 2005 the Company engaged Cardinal Health PTS, LLC (“Cardinal Health”), under a three-year exclusive agreement for the commercial distribution of BiDil. Estimated year one costs are $290,000, excluding one-time program implementation fees of $40,000, and year two costs are projected at $450,000. The Company has the right to terminate this agreement upon 120 days written notice to Cardinal Health and would be required to pay Cardinal Health the lesser of (1) the fixed fees for the remainder of the initial term of the agreement, or (2) the fixed fees for a period of twelve months, upon termination.

(8)           New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, detailed below. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date for adoption to no later than the beginning of the first fiscal year beginning after December 15, 2005.

Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123R on January 1, 2006, the commencement of its first quarter of fiscal 2006.

SFAS 123R permits public companies to adopt its requirements using one of two methods. The “modified prospective” is a method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The “modified retrospective” is a method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has yet to determine which method to use in adopting SFAS 123R.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. The adoption of SFAS 123R’s fair value method may have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share in Note 3 to these financial statements. The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a pharmaceutical company that discovers, develops and seeks to commercialize proprietary pharmaceuticals. We have devoted substantially all of our efforts towards the research and development of our product candidates. Since our inception, we have had no revenue from product sales and have funded our operations through the sale of equity securities, debt financings, license fees, research and development funding and milestone payments from our collaborative partners.  We have never been profitable and have incurred an accumulated deficit of $178.8 million as of June 30, 2005.

Research, development and commercialization expenses relating to our product candidates and to enhancing our core technologies will continue to increase in the near term and may vary significantly from our current estimates. On June 23, 2005, the U.S. Food and Drug Administration, or FDA, approved our product, BiDil, for the treatment of heart failure in self identified black patients. BiDil is an orally administered fixed dose combination of isosorbide dinitrate and hydralazine. BiDil is indicated to improve survival, prolong time to first hospitalization for heart failure and improve patient-reported functional status, as an adjunct to current standard heart failure therapy in self-identified black patients. There is little experience in patients with New York Heart Association class IV heart failure. Most patients in the clinical trial supporting effectiveness, referred to as the African American Heart Failure Trial, received, in addition to BiDil or placebo, a loop diuretic, an angiotensin converting enzyme inhibitor or an angiotensin receptor blocker, and a beta blocker, and many also received a cardiac glycoside or an aldosterone antagonist.

We currently estimate that our operating expenses for the year ended December 31, 2005, comprised primarily of expenses relating to the development of our sales and marketing capabilities and the BiDil launch, will be in the range of $100.0 million to $115.0 million.  We also estimate that sales, general and administrative costs will increase significantly as we launch BiDil in the third quarter of 2005. We currently estimate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating plan, including increased operating expenses in support of the launch of BiDil, for at least the next fifteen months.

In the near-term, a key driver of our success will be our ability to successfully launch BiDil and achieve market penetration of BiDil. We will need to generate significant revenues to achieve profitability. At the present time we are unable to estimate the level of revenues that we will realize from the sales of BiDil or the commercialization of other product candidates that we may successfully commercialize. We are therefore unable to estimate when we will achieve profitability, if at all.

On July 20, 2004, the Market Regulation Department of the National Association of Securities Dealers, Inc., or NASD, advised us that it initiated a review of trading activity in our common stock surrounding our July 19, 2004 announcement that we had halted our phase III clinical trial of BiDil due to the significant survival benefit seen with BiDil. The NASD is reviewing, among other things, information on relationships between our officers, directors and service providers and individuals and institutions that may have traded in our common stock prior to the July 19, 2004 announcement. We have cooperated with this review and have identified certain persons on the list provided to us by the NASD as having a relationship with our chief executive officer and others at NitroMed. We have established a special committee of our board of directors to oversee our response to this review.

Financial Operations Overview

Revenue.  We have not generated any revenue from product sales since our inception. We expect to begin to generate revenue from the sale of BiDil in the third quarter of 2005. All of our revenue to date has been derived from license fees, research and development payments and milestone payments that we have received from our corporate collaborators. In future years, we will seek to generate revenue from a combination of product sales, up-front fees, milestone and royalty payments in connection with collaborative or strategic relationships, as well as royalties resulting from the license of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development, milestone and other payments received under our collaborative or strategic relationships and related continuing obligations, as well as the timing and amount of payments we receive upon the sale of our products, to the extent any are successfully commercialized.

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

The following summarizes our primary research and development programs. We have not provided program costs because prior to 2000 we did not track and accumulate cost information by research program.

•  BiDil. From May 2001 to July 2004, we enrolled 1,050 patients at 169 clinical sites in the United States in our phase III clinical trial for BiDil. We halted the trial in July 2004 due to a significant survival benefit in the preliminary data for patients taking BiDil. The FDA approved BiDil on June 23, 2005. We estimate that the total direct cost for the BiDil trial will be at least $42.0 million. We anticipate that we will begin to receive revenue from BiDil in the third quarter of 2005.

•  Nitric Oxide-Enhancing Cardiovascular Compounds. We are using our know-how and expertise in nitric oxide to develop new chemical entities (drugs) that are nitric oxide-enhanced versions of existing cardiovascular medicines. These studies are at a pre-clinical stage of testing, and it remains speculative whether the addition of nitric oxide will result in an improved clinical profile of these cardiovascular medicines. The many uncertainties involved with the development of successful new products will exist until a new product candidate successfully passes all preclinical safety testing as well as the early phases of clinical evaluation. A new and novel nitric oxide-enhanced cardiovascular medicine will take several years and involve a significant and largely unknown sum of expenditures. The success of achieving a new nitric oxide-enhanced cardiovascular medicine is important as it is needed to fill our pipeline. Failure to produce and successfully commercialize a new product in a timely fashion may have a material adverse effect on our business, financial position and results of operations.

•  Nitric Oxide Stents. We are currently working with Boston Scientific Corporation, or (“Boston Scientific”), to develop stents enhanced with a bio-compatible polymer that is capable of releasing nitric oxide. This program is in pre-clinical development. We expect that additional expenditures will be required to conduct pre-clinical testing and, if such pre-clinical testing is successful, to apply for and conduct clinical trials. Because this program is in pre-clinical development, the successful development of products based upon this program is highly uncertain. As such, we are unable to estimate the cost to complete the research and development phase, nor are we able to estimate the timing of bringing product candidates to market and, therefore, when material cash inflows from milestones and royalties could commence. Our failure, or our partner’s failure, to commercialize products based upon this program on a timely basis could have a material adverse effect on our business, financial position and results of operations.

•  Nitric Oxide-Enhancing COX-2 Inhibitors. From December 2002 until November 2004,we had a collaboration with Merck Frosst Canada & Co., a wholly-owned subsidiary of Merck & Co., or Merck, to screen proprietary nitric oxide-enhanced COX-2 inhibitors in advance of clinical testing as analgesic and anti-inflammatory agents and in other specified disease areas. These agents are intended to be second-generation COX-2 inhibitors. On September 30, 2004, Merck halted the phase II trial of our lead candidate in nitric oxide-enhancing COX-2 inhibitors. In November 2004, we agreed with Merck to terminate the collaboration agreement. We retain all rights to our technology in the field of nitric oxide-enhancing
COX-2 inhibitors and may seek collaborations with other potential partners to utilize the full value, if any, of this technology in the development of new analgesic and anti-inflammatory agents. Significant additional expenditures will be required to conduct pre-clinical testing and to apply for, and conduct, clinical trials. Because these agents are in pre-clinical development, their successful development is highly uncertain. As such, we are not able to estimate the cost to complete the research and development phase, nor are we able to estimate the timing of bringing potential candidates to market and, therefore, when material cash inflows from milestones and royalties could commence. Our failure, or any future partner’s failure, to commercialize these product candidates under development on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

•  Other Discovery Research. We are also currently utilizing our nitric oxide expertise to develop products for additional medical conditions and we are also currently working on the development of a sustained release (“SR”) version of BiDil. Our efforts in these areas consist primarily of discovery-stage research primarily directed to establishing our intellectual property position. We expect that additional expenditures will be required to conduct pre-clinical testing and, if such pre-clinical testing is successful, to apply for, and conduct, clinical trials for any such programs. Because these programs are in pre-clinical development, the successful development of products based upon these programs is highly uncertain. As such, we are not able to estimate the cost to complete research and development, nor are we able to estimate the timing of bringing product candidates to market and, therefore, when material cash inflows from product sales, milestones and royalties could commence.

Sales, General and Administrative.  Sales, general and administrative expense consists primarily of salaries and other related costs for personnel in sales and marketing, executive, finance, investor relations, accounting, business development, and human resource functions. Other costs include facility costs not otherwise included in research and development expense; costs for public relations, advertising and promotion services; professional fees for legal and accounting services; and costs related to our third party contract sales agreement with Publicis Selling Solutions, Inc., or Publicis.

We have incurred, and will continue to incur, increased sales, general and administrative expense for investor relations and other activities associated with operating as a public company. These increases will include the hiring of additional personnel. We expect to continue to incur increased internal and external business development costs to support our various product development efforts, which can vary from period to period. During the remainder of 2005, we also anticipate incurring significant increased expenses in connection with the commercial launch of BiDil.

Non-Operating Income.  Interest income includes interest earned on our cash, cash equivalents and marketable securities.

Boston Scientific Collaboration.  In November 2001, we entered into a development and license agreement with Boston Scientific to develop cardiovascular stents enhanced with nitric oxide-releasing compounds. We granted Boston Scientific an exclusive worldwide license to develop and commercialize products for restenosis incorporating two nitric oxide-releasing compounds. In consideration of this license, Boston Scientific made an upfront non-refundable license payment of $1.5 million, which is being recognized over the estimated time period of our contractual obligation to provide research and development services. In the event that specified research, development and commercialization milestones are achieved, Boston Scientific is obligated to make milestone payments to us. Boston Scientific is also obligated to pay royalties to us on the sale of any products resulting from the collaboration. In December 2003, we agreed to extend the research and development collaboration through December 2005 and received an additional $3.0 million, which is being recognized ratably over the research and development collaboration term. Boston Scientific made a $3.5 million equity investment in our stock in 2001 and made an additional $500,000 equity investment in our stock in August 2003.

Merck Collaboration.  From December 2002 until November 2004, we were party to an exclusive, worldwide research, collaboration and licensing agreement that granted Merck marketing and sales rights for nitric oxide-enhancing COX-2 inhibitors. The research portion of the agreement was for three years. In 2003, we received an upfront non-refundable license payment of $10.0 million and two payments, each of $5.0 million, for achieving the first two milestones. The license fee revenue and the revenue from the first $5.0 million milestone payment were being recognized over the contractual term of the research and development program, which was expected to end on December 31, 2005. The revenue from the second $5.0 million payment was recognized in the fourth quarter of 2003, the period in which Merck achieved the milestone. On September 30, 2004, Merck halted the phase II trial of our lead candidate in nitric oxide-enhancing COX-2 inhibitors. This lead nitric oxide candidate is composed of a derivative of rofecoxib. Rofecoxib is the active ingredient in Vioxx, a COX-2 inhibitor which Merck voluntarily withdrew from worldwide markets on September 30, 2004. In November 2004, we agreed with Merck to terminate the collaboration agreement. Merck paid us a lump sum of $1.8 million, representing the full amount of the research funding owed to us for 2005, however, we will not receive any commercialization milestones or royalty payments from Merck. As a result of the termination of this agreement, we accelerated the recognition of deferred license revenue of $5.3 million in the fourth quarter of 2004, and we recognized the lump sum payment of $1.8 million as revenue in the fourth quarter of

2004. No research and development fees were recognized as revenue during the three and six month periods ended June 30, 2005. During the three and six month periods ended June 30, 2004, we received $0.6 million and $1.2 million, respectively, in research and development fees from Merck, all of which has been recognized as revenue for the three and six months, respectively.

Results of Operations

Three Months Ended June 30, 2005 and 2004

Revenue.  Total revenue for the three months ended June 30, 2005 was $0.4 million compared to $2.3 million for the three months ended June 30, 2004. The $1.9 million, or 83% decrease in revenue in the 2005 period is primarily attributable to the termination of the Merck agreement in November 2004.

Research and Development.  Research and development expense for the three months ended June 30, 2005 was $8.3 million compared to $5.1 million for the three months ended June 30, 2004. The $3.2 million, or 63% increase in research and development expenses was primarily due to increased medical support costs associated with obtaining regulatory approval of BiDil, offset partially by decreases in clinical trial expense as a result of the early halting of the African American Heart Failure Trial.

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three month periods ended June 30, 2005 and 2004.

	Three Months Ended June 30,
	2005	2004
Research and Development Program

BiDil	$4.9	$3.8
Nitric oxide-enhancing cardiovascular compounds	1.5	—
Nitric oxide enhanced stents	0.6	0.4
Nitric oxide-enhancing COX-2 inhibitors	—	0.5
Other discovery research	1.3	0.4
Total research and development expense	$8.3	$5.1

Sales, General and Administrative.  Sales, general and administrative expense for the three months ended June 30, 2005 was $15.5 million compared to $2.3 million for the three months ended June 30, 2004.  The $13.2 million, or 574% increase in sales, general and administrative expense was primarily due to $12.0 million for the preparation for the launch of BiDil, including costs related to the contract sales force agreement with Publicis, hiring of sales and marketing management personnel, public relations services; and advertising and promotion services. We also incurred higher sales, general and administrative expense in the three months ended June 30, 2005 due to increased costs of $716,000 associated with professional fees in preparation of the launch of BiDil, $215,000 in increased infrastructure costs due to the occupation of a new facility, $102,000 related to increased management and administrative personnel costs, and $124,000 in increased insurance costs associated with operating as a public company.

Non-Operating Income.  Non-operating income for the three months ended June 30, 2005 was $764,000 compared to $315,000 for the three months ended June 30, 2004. The $449,000, or 143% increase was due to higher fund balances available for investment as a result of the closing of our follow-on offering of common stock in December 2004.

Six Months Ended June 30, 2005 and 2004

Revenue.  Total revenue for the six months ended June 30, 2005 was $0.8 million compared to $4.7 million for the six months ended June 30, 2004. The $3.9 million, or 83% decrease in revenue in the 2005 period is primarily attributable to the termination of the Merck agreement in November 2004.

Research and Development.  Research and development expense for the six months ended June 30, 2005 was $16.0 million compared to $10.7 million for the six months ended June 30, 2004. The $5.3 million, or 50% increase in research and development expense was primarily due to increased medical support costs associated with obtaining regulatory approval of BiDil, offset partially by decreases in clinical trial expense as a result of the early halting of the African American Heart Failure Trial.

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the six month periods ended June 30, 2005 and 2004.

	Six Months Ended June 30,
	2005	2004
Research and Development Program

BiDil	$10.4	$7.7
Nitric oxide-enhancing cardiovascular compounds	2.7	—
Nitric oxide enhanced stents	1.0	0.9
Nitric oxide-enhancing COX-2 inhibitors	—	1.3
Other discovery research	1.9	0.8
Total research and development expense	$16.0	$10.7

Sales, General and Administrative.  Sales, general and administrative expense for the six months ended June 30, 2005 was $28.5 million compared to $3.8 million for the six months ended June 30, 2004.  The $24.7 million, or 650% increase in sales, general and administrative expenses was primarily due to $22.3 million for the preparation for the launch of BiDil, including costs related to the contract sales force agreement with Publicis, hiring of sales and marketing management personnel, public relations services, and advertising and promotion services. We also incurred higher sales, general and administrative expense in the six months ended June 30, 2005 due to increased costs of $1.3 million associated with professional fees in preparation of the launch of BiDil, $517,000 in increased infrastructure costs due to the occupation of a new facility, $289,000 related to increased management and administrative personnel costs, and $240,000 in increased insurance costs associated with operating as a public company.

Non-Operating Income.  Non-operating income for the six months ended June 30, 2005 was $1.5 million compared to $0.6 million for the six months ended June 30, 2004. The $0.9 million, or 150% increase was due to higher fund balances available for investment as a result of the closing of our follow-on offering of common stock in December 2004.

Liquidity and Capital Resources

We have financed our operations since inception through the sale of equity, debt and payments from collaborative partners for licenses, research and development and achievement of milestones. As of June 30, 2005, we have received net proceeds of $242.8 million from the issuance of equity securities, primarily as the result of the sale of $99.1 million of our redeemable convertible preferred stock, net proceeds of $60.1 million from our initial public offering in November 2003 and net proceeds of $81.8 million from our follow-on public offering in December 2004. At June 30, 2005, we had $120.5 million in cash, cash equivalents and marketable securities.

On June 28, 2005, we borrowed (i) $10.0 million from Oxford Finance Corporation or Oxford, and (ii) $10.0 million from General Electric Capital Corporation or GECC pursuant to the terms of promissory notes made by us with both Oxford and GECC, respectively.  The notes bear interest at a fixed rate of 9.95% per annum and are payable in 36 consecutive monthly installments of principal and accrued interest, with the first installment due and payable on July 1, 2005. The notes are secured by a security interest in all our personal property and fixtures with the exception of any intellectual property or products acquired, whether by purchase, license or otherwise, on or after the execution of the notes. The Agreements also contain a Material Adverse Change clause with both Oxford and GECC. Under this clause, if Oxford or GECC reasonably determine that the Company’s ability to repay the

Notes has been materially impaired, the Company would be considered in default. As of June 30, 2005 the Company was in compliance with this clause.

During the six months ended June 30, 2005, operating activities used cash of $41.8 million, driven by a net loss of $42.2 million, an increase in inventory of $6.1 million, and a decrease in deferred revenue of $0.8 million, offset by an increase in accounts payable and accrued expenses of $5.0 million, and a decrease in prepaid expenses and other current assets of $1.7 million.

During the six months ended June 30, 2005, investing activities provided cash of $14.9 million due to net sales of marketable securities of $15.7 million, offset by purchases of property and equipment of $0.8 million due to the purchases of computers and lab equipment. We expect to invest approximately $2.0 to $2.5 million in capital expenditures for 2005, principally related to the purchase of laboratory equipment and computer equipment to support headcount growth.

During the six months ended June 30, 2005, financing activities provided cash of $20.6 million due to proceeds from $20.0 million in long term debt and $0.6 million in proceeds from stock plans.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2005 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than five years

Operating lease obligation	$14,497,000	$1,310,000	$2,990,000	$3,163,000	$7,034,000
Purchase obligations (1)	50,933,000	31,978,000	18,955,000	—	—
Long term debt	23,047,000	7,675,000	15,372,000	—	—
Consulting and license payment obligations	3,476,000	3,476,000	—	—	—
Total contractual cash obligations	$91,953,000	$44,439,000	$37,317,000	$3,163,000	$7,034,000

(1) On October 3, 2004, we entered into an agreement with Publicis, a contract sales organization, pursuant to which, on our behalf, Publicis has employed and is training a specialized cardiovascular sales force of approximately 195 sales representatives to sell BiDil to our target prescriber markets. The agreement is for a term of 24 months, with our option to continue the agreement beyond this term. We have the right to terminate this agreement upon 90 days written notice to Publicis. If we terminate this agreement during months one through eighteen of the term of the agreement, we will be required to pay a termination fee. If we terminate the agreement after month eighteen, no termination fee will be assessed. Also, on November 3, 2004, we entered into a purchase order for hydralazine with Flavine, the U.S. representative of Sumitomo. On July 7, 2005 and July 14, 2005, we placed binding purchase orders in the approximate amount of $2.9 million with Schwarz Pharma Manufacturing, Inc. for production of BiDil finished goods during the third and fourth quarters of 2005. These orders are not included in the table above.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating plan, including increased operating expenses in support of the launch of BiDil, for at least the next fifteen months. However, we may require significant additional funds earlier than we currently expect.

We may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or convertible debt securities, further dilution to our existing stockholders may result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.

Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including the following:

•              the costs of launching BiDil;

•              the revenues generated from the sales of BiDil;

•              the timing, receipt, and amount of royalties, milestone and other payments, if any, from collaborators;

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

 Revenue.  We have not generated any revenue from product sales since our inception. We expect to begin to generate revenue from the sale of BiDil in the third quarter of 2005. All of our revenue to date has been derived from license fees, research and development payments and milestone payments that we have received from our corporate collaborators. We record revenue on an accrual basis as it is earned and when amounts are considered collectible. Revenues received in advance of performance obligations or in cases where we have a continuing obligation to perform services, are deferred and recognized over the contractual or estimated performance period. Revenues from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. When we are required to defer revenue, the period over which such revenue should be recognized is subject to estimates by management and may change over the course of the collaborative agreement.

Inventories.  We review our estimates of the net realizable value of our inventories at each reporting period. Our estimate of the net realizable value of our inventories is subject to judgment and estimation. The actual net realizable value of our inventories could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period.  During the six month period ending June 30, 2005, we purchased and capitalized $6.1 million in inventories to be used for samples and commercial sales related to BiDil, our product for the treatment of heart failure in self-identified black patients. BiDil currently has a twelve month shelf life. On a quarterly basis, we analyze our inventory levels and write down inventory that has become un-saleable, inventory that has a cost basis in excess of its expected net realizable value and inventory that is in excess of expected requirements of product revenues. Expired inventory will be disposed of and the related costs will be written off.  As of June 30, 2005, there has been no impairment of inventory.

 Accrued Expenses.  As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses we accrue include contract service fees such as amounts paid to our third party contract sales organization, Publicis, clinical monitors, data management organizations and investigators in conjunction with clinical trials, fees paid to contract manufacturers in conjunction with the production of clinical materials, marketing, advertising, consulting fees and professional service fees, such as lawyers and accountants. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs which have begun to be incurred, or we over or under estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

 Stock-Based Compensation.  We have elected to follow Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value method provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123. In 2003 and 2002, certain grants of stock options were made at exercise prices less than the fair value of our common stock and, as a result, we recorded deferred stock compensation expense. In the notes to our financial statements, we provide pro forma disclosures in accordance with SFAS 123. We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and the Emerging Issues Task Force, or EITF, Issue 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” or EITF 96-18.

Accounting for equity instruments granted or sold by us under APB 25, SFAS 123 and EITF 96-18 requires fair value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, our expenses may be over or under stated. For equity instruments granted or sold in exchange for the receipt of goods or services, we estimate the fair value of the equity instruments based upon consideration of factors which we deem to be relevant at that time. Because shares of our common stock were not publicly traded prior to the commencement of our public offering on November 5, 2003, market factors historically considered in valuing stock and stock option grants include comparative values of public companies discounted for the risk and limited liquidity provided for in the shares we had issued, pricing of private sales of our redeemable convertible preferred stock, prior valuations of stock grants and the effect of events that occurred between the time of such grants, economic trends, and the comparative rights and preferences of the security being granted compared to the rights and preferences of our other outstanding equity.

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

Recently Issued Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), referred to as SFAS 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, detailed below. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date for adoption to no later than the beginning of the first fiscal year beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123R on January 1, 2006, the commencement of our first quarter of fiscal 2006.

SFAS 123R permits public companies to adopt its requirements using one of two methods. The “modified prospective” requires compensation cost to be recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The “modified retrospective” includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have yet to determine which method to use in adopting SFAS 123R.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. The adoption of SFAS 123R’s fair value method may have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share in Note 3 to our financial statements. We are currently evaluating the impact of the adoption of SFAS 123R on our financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include the risk factors set forth below under the caption “Factors That May Affect Future Results.” Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Factors That May Affect Future Results

Risks Relating to our Business

Because we have a history of losses and our future profitability is uncertain, our common stock is a highly speculative investment.

We have experienced significant operating losses since our inception in 1992. For the three months and six months ended June 30, 2005, we had a net loss of $22.6 million and $42.2 million, respectively. As of June 30, 2005, we had an accumulated deficit of approximately $178.8 million. We expect that we will continue to incur substantial losses and that our cumulative losses will increase as our research, development and commercialization efforts expand. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. To date, we have not recorded any revenue from the sale of products. We received approval for BiDil from the FDA on June 23, 2005, and we do not anticipate receiving revenues from BiDil until the third quarter of 2005. All of our other product candidates are in research or pre-clinical development, will require significant additional testing prior to submission of any regulatory applications and, as such, are not expected to be commercially available for many years, if at all.

A large portion of our expenses is fixed, including expenses related to facilities, equipment and personnel. In addition, we expect to spend significant amounts to launch BiDil in July 2005, fund research, development and commercialization of our product candidates and to enhance our core technologies. As a result, we expect that our operating expenses will continue to increase significantly in the near term and, consequently, we will need to generate significant revenue to achieve profitability. At the present time we are unable to estimate the level of revenues that we will realize from the commercialization of BiDil or any of our other product candidates. We are therefore unable to estimate when we will achieve profitability, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

Our business is substantially dependent on the commercial success of BiDil.

On June 23, 2005 the FDA approved BiDil for the treatment of heart failure in self-identified black patients. We launched BiDil in July 2005. BiDil is currently our only commercial product, and we expect it will account for substantially all of our revenues for the next several years. We face a number of significant risks relating to our ability to successfully commercialize BiDil, including the various factors discussed throughout this section titled “-Factors That May Affect Future Results.” If we fail to successfully commercialize BiDil, our near-term ability to generate product revenue, our reputation and our ability to raise additional capital will be materially impaired, and the value of an investment in our stock will decline.

We will require substantial additional funds and, if additional capital is not available, we may need to limit, scale back or cease our operations.

We have used and will continue to require substantial funds to conduct research and development, including pre-clinical testing and clinical trials of our product candidates, and to market and manufacture any products that are approved for commercial sale including our lead product, BiDil, which the FDA approved in June 2005.  We expect that we will incur significant expenses during 2005 and beyond relating to manufacturing, sales and marketing of BiDil. Moreover, we may incur significant additional expenditures to conduct pre-clinical testing of our early-stage development programs. Because the successful development of these programs is uncertain, we are unable to estimate the actual funds we will require to complete research and development of our product candidates and commercialization of our products. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan including increased operating expenses in support of the launch of BiDil for at least the next fifteen months.

However, our future capital requirements, and the period in which we expect our current cash to support our operations, may vary from what we expect due to a number of factors, including the following:

•  the cost of launching and successfully commercializing BiDil;

•  the time and costs involved in obtaining regulatory approvals for our other product candidates;

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

We currently have limited sales, marketing and distribution experience. We will launch and market BiDil in North America ourselves, using a contract sales force, and, in the future, we may also seek to market other products ourselves which are not already subject to marketing agreements where we believe the target physician market can be effectively reached by the sales force we intend to establish directly or by contract. In order to develop or contract for sales and marketing capabilities, we will have to invest significant amounts of money and management resources. For BiDil and any other product candidates for which we decide to perform the sales, marketing and distribution functions ourselves or through a third party, we could face a number of additional risks, including:

•  we may not be able to attract, build and retain or contract for a significant and qualified marketing or sales force;

•  the cost of establishing or contracting for a marketing and sales force may not be justifiable in light of the revenues generated by any particular product or combination of products; and

•  our direct sales and marketing efforts may not be successful.

For potential future products with larger target physician markets, we plan to rely significantly on sales, marketing and distribution arrangements with third parties. For example, we plan to rely on our existing collaborator for the commercialization of stents enhanced with nitric oxide-releasing compounds if development is successful and such products are approved by the FDA. We may have to enter into additional marketing arrangements in the future. We may not be able to successfully enter into sales, marketing and/or distribution agreements with any other third parties in the future, on terms which are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues for any products for which we rely on third-party sales, marketing and distribution support will depend heavily on the success of the efforts of these third parties.

If our third-party contract sales organization does not devote sufficient resources to our BiDil project, our ability to achieve near-term revenue could be harmed.

We have entered into an agreement with Publicis, a contract sales organization, pursuant to which, on our behalf, Publicis has employed and trained a specialty sales force of approximately 195 sales representatives to sell BiDil to our target prescriber markets. Under separate agreements, Publicis has recruited, hired and trained eight account executives that will assist us in gaining formulary access for BiDil, and have hired ten medical science liaisons to report into our Medical Affairs group. Our near-term revenue for BiDil will depend heavily upon the success and efforts of Publicis. If Publicis does not devote the resources, time and training required to establish an effective and qualified sales force, our ability to achieve revenue from sales of BiDil will be harmed.

Physicians, payors and patients may not be receptive to BiDil or our other product candidates, if approved, which could prevent us from achieving and maintaining profitability.

BiDil and the other product candidates that we are currently developing are based upon technologies or therapeutic approaches that are not currently in the marketplace. We plan to market BiDil only in the U.S. Key participants in the U.S. pharmaceutical marketplace, such as physicians, payors and patients, may not accept a product intended to improve therapeutic results based on ethnicity. As a result, it may be more difficult for us to convince the medical community, third-party payors and patients to accept and use our products. Our business is substantially dependent on market acceptance of BiDil. If we are unable to successfully commercialize BiDil, we will not generate revenue from BiDil, and our stock price may decline.

Other factors that we believe will materially affect market acceptance of BiDil and our other product candidates under development include:

•  the timing of our receipt of any marketing approvals outside the U.S., the terms of any non-U.S. approval (including labeling requirements and/or limitations), and the countries in which approvals are obtained, if any;

•  the safety, efficacy and ease of administration of BiDil;

•  the success of our promotional physician programs; and

•  the availability of government and third-party payor reimbursement.

If BiDil is not commercially successful, the value of significant inventory we have purchased during the pre-launch period may be materially adversely affected.

We are currently purchasing raw materials and commercial quantities of BiDil finished product to sell starting in the second half of 2005.  If we fail to successfully commercialize BiDil, our inventories could be materially impaired and their value diminished, and we could forfeit significant expenditures incurred in advance.  Moreover, our business and operating results could be materially and adversely affected as a result of inaccurate forecasting of inventory levels because our current forecasting is based upon our estimate of expected customer orders following BiDil’s July 2005 product launch, rather than actual customer orders.

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

If we and our partners do not obtain and maintain the regulatory approvals required to market and sell our product candidates, then our business will be unsuccessful, and the market price of our stock will substantially decline.

We and our partners will not be able to market any of our product candidates in the United States, Europe or in any other country without marketing approval from the FDA or equivalent foreign regulatory agency. The regulatory process to obtain market approval for a new drug or medical device takes many years and requires expenditures of substantial resources. We have had only limited experience in preparing applications and obtaining regulatory approvals.

If we do not receive required regulatory approval or clearance to market any of our product candidates, we will not be able to develop and commercialize these products, which will affect our ability to achieve profitability and cause the value of our common stock to substantially decline.

Even if we obtain regulatory approvals, our marketed drugs, including BiDil, will be subject to ongoing regulatory review. If we fail to comply with continuing United States and foreign regulations, we could lose our approvals to market drug and our business would be seriously harmed.

Even after approval, any drugs we develop will be subject to ongoing regulatory review and restrictions, including the review of clinical results which are reported after our drug products are made commercially available and restrictions on the indications for which we can market the drug. The marketing claims we are permitted to make in labeling or advertising regarding our marketed drugs are limited to those specified in any FDA approval. For example, because BiDil is specifically approved for labeling for self-identified black patients, we may not promote BiDil for use in other patient populations. In addition, the manufacturer and manufacturing facilities we use to produce any of our drug candidates will be subject to periodic review and inspection by the FDA. We will be required to report any serious and unexpected adverse experiences and certain quality problems with our products and make other periodic reports to the FDA. The discovery of any previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior FDA approval before the product as modified may be marketed. If we fail to comply with applicable continuing regulatory requirements, we may be subject to recalls, warning letters, civil penalties, suspension or withdrawal of regulatory approvals, product recalls, and seizures, injunctions, operating restrictions and/or criminal prosecutions and penalties.

If we, our third-party manufacturers or our service providers fail to comply with applicable laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to market and sell our products and harm our reputation.

If we or our third-party manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions which could affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to fewer acceptances of our products by the market. These enforcement actions include:

•  product seizures;

•  voluntary or mandatory recalls;

•  voluntary or mandatory patient or physician notifications;

•  withdrawal of product approvals;

•  restrictions on, or prohibitions against, marketing our products;

•  fines;

•  restrictions on importation of our products;

•  injunctions;

•  debarments;

•  civil and criminal penalties; and

•  suspension of review of, or refusal to approve, pending applications.

If the third-party manufacturer of BiDil encounters delays or difficulties in production, we may not be able to meet demand for the product, and we may lose potential revenue.

We do not manufacture BiDil and have no plans to do so. We have engaged Schwarz Pharma Manufacturing (“Schwarz Pharma”), under a five-year exclusive manufacture and supply agreement solely for the three times daily immediate release dosage formulation of BiDil. Under the supply agreement, we have the right to engage a backup manufacturer. The terms of the supply agreement provide that it may be terminated by either us or Schwarz Pharma under specified circumstances, including a material breach of the supply agreement by either party, the occurrence of a payment default by us, our material impairment of the manufacturing licenses we have granted to Schwarz Pharma or a failure of Schwarz Pharma to supply conforming products. In addition, either party may terminate the supply agreement in the event the FDA takes any action, the result of which is to permanently prohibit the manufacture, sale or use of the product. If we are unable to maintain a commercially reasonable manufacturing agreement for the production of BiDil with Schwarz Pharma, we may not be able to successfully commercialize BiDil and our stock price will decline.

Furthermore, Schwarz Pharma may encounter difficulties in production. These problems may include:

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

We do not manufacture any of our other product candidates and have no current plans to develop any capacity to do so in the future. In order to continue to develop products, apply for regulatory approvals and commercialize our products, we plan to rely on third parties for the production of clinical and commercial quantities of our product candidates. We will depend upon these third parties to perform their obligations in a timely manner and in accordance with applicable laws and regulations. To the extent that third-party manufacturers with whom we contract fail to perform their obligations in accordance with applicable laws and regulations, we may be adversely affected in a number of ways, including:

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

The termination of our collaboration agreement with Merck, resulting from Merck’s recent decision to withdraw its
COX-2 inhibitor, Vioxx, from worldwide markets, has resulted in the loss of potential milestone and royalty-based revenue from the collaboration and may indicate that the development of nitric oxide-enhancing COX-2 inhibitors is not viable.

In December 2002, we entered into an exclusive, worldwide research, collaboration and licensing agreement with Merck pursuant to which we granted Merck marketing and sales rights to our technology for nitric oxide-enhancing COX-2 inhibitors. On September 30, 2004, Merck halted the phase II trial of our lead candidate in nitric oxide-enhancing COX-2 inhibitors. We and Merck terminated our collaboration agreement during November 2004, which will result in the loss of any potential milestone or royalty revenue from the sale of products that may have resulted from the collaboration as well as any research and development funding that we may have received beyond the end of the initial research term in December 2005. If the FDA imposes additional regulatory burdens for the approval of new COX-2 inhibitors, if COX-2 inhibitors continue to pose safety concerns, or if the market for COX-2 inhibitors contracts, then we may lose any investment made in the development of, and any potential revenue that may have resulted from, the development, sale or licensing of nitric oxide-enhancing COX-2 inhibitors.

We currently depend on a collaborative partner for a portion of our revenues and to develop and commercialize nitric oxide enhancing stents based upon our technologies and we may enter into additional collaborations with third parties to develop and commercialize other product candidates based upon our technologies. These collaborations may not be successful.

We are relying on Boston Scientific to fund the development of and to commercialize nitric oxide-enhancing stents using our technology to prevent the re-closure of arteries, or restenosis, following balloon angioplasty, a treatment to widen blocked arteries. All of our $16.5 million of revenues for 2004 and our $796,000 of revenues for the six months ended June 30, 2005 were derived from licensing, research and development and milestone payments paid to us by Boston Scientific and from a collaboration with Merck which we and Merck terminated in November 2004.

Our agreement with Boston Scientific provides us research and development funding for our nitric oxide-enhancing stent program through December 2005, and additional payments due to us under the collaboration agreement are generally based on the achievement of specific development and commercialization milestones that may not be met. The agreement with Boston Scientific can be terminated at any time upon 30 days’ prior written notice. We are also entitled to royalty payments that are based on the sales of products developed and marketed through the collaboration. These future royalty payments may not materialize or may be less than expected if the related product candidates are not successfully developed or marketed, or if we or our collaborator is forced to license intellectual property from third parties. The loss of the Boston Scientific collaboration could decrease our revenues. We intend to enter into collaborative agreements with other parties in the future relating to other product candidates, and we are likely to have similar risks with regard to any such future collaboration.

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

•  reductions in marketing or sales efforts or a discontinuation of marketing or sales of our products by our collaborators would reduce our revenues which would be based on a percentage of net sales by the collaborator;

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

As part of our strategy, we intend to acquire, develop and market additional drugs and drug candidates for cardiovascular diseases. The success of this strategy depends upon our ability to identify, select and acquire appropriate pharmaceutical drug candidates and drugs.

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

If the estimates we make and the assumptions on which we rely in preparing our financial statements prove inaccurate, our actual results may vary significantly.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. Such estimates and judgments include revenue recognition, the carrying value of our inventory and assets, our estimates of accrued expenses and our estimates of the fair value of equity instruments granted or sold by us. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, or the assumptions underlying them, may prove to be incorrect. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements.  For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies and Estimates” above.

We face costs and risks associated with compliance with Section 404 of the Sarbanes-Oxley Act.

We are evaluating our internal control systems in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As a result, we are incurring additional expenses and a diversion of management’s time. While we currently anticipate completion of testing and evaluation of our internal controls over financial reporting with respect to the requirements of Section 404 of the Sarbanes-Oxley Act in a timely fashion, there can be no assurance that we will be able to accomplish this. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to investigation by regulatory authorities. Any such action could adversely affect our financial results and/or the market price of our common stock.

Risks Relating to our Intellectual Property Rights

Our patent protection for BiDil, which is a combination of two generic drugs, is limited, and we may be subject to generic substitution or competition and resulting pricing pressure.

We have no composition of matter patent covering BiDil, which we launched in the U.S. in July 2005 for the treatment of heart failure in self-identified black patients as an adjunct to standard therapy. BiDil is a fixed-dose combination of two generic drugs, isosorbide dinitrate and hydralazine, which are approved and separately marketed, in dosages similar to those we include in BiDil, for indications other than heart failure, at prices below the prices we are charging for BiDil. We have three issued method-of-use patents, one of which covers the use of the combination of isosorbide dinitrate and hydralazine to reduce the incidence of mortality associated with chronic congestive heart failure, expiring in 2007, and the others covering the treatment of heart failure in black patients, expiring in 2020. As a practical matter, we may not be able to enforce these method-of-use patents to prevent physicians from prescribing isosorbide dinitrate and hydralazine separately for the treatment of heart failure in black patients, even though neither drug is approved for such use.  We also may not be able to enforce these method-of-use patents to prevent hospitals and pharmacies from supplying such patients with these generic drugs separately in lieu of BiDil. For example, we are aware of a hospital pharmacy and therapeutics formulary committee that has recently recommended that, in lieu of adding BiDil to its formulary, its patients taking BiDil should be given these generic ingredients rather than BiDil. We are currently evaluating this matter and we are unable to predict whether we can successfully enforce our method-of-use patents to bar this or other similar cases of infringement.

Other factors may also adversely affect our patent protection for BiDil. The combination therapy of isosorbide dinitrate and hydralazine for use in heart failure was developed through lengthy, publicly-sponsored clinical trials conducted during the 1980s, prior to the filing of the patent application that resulted in the 2007 patent. The U.S. Patent and Trademark Office, or U.S. patent office, considered published reports on these clinical trials and concluded that they did not constitute prior art that would prevent the issuance of the 2007 patent. The U.S. patent office also considered the question of whether the 2007 patent constituted prior art with respect to the 2020 patents, and determined that the claims of the 2020 patents were non-obvious and patentable. A court considering the validity of the 2007 or 2020 patents with respect to questions of prior art might be presented with other alleged prior art or might reach conclusions different from those reached by the U.S. patent office. If the 2007 or 2020 patents were to be invalidated or if physicians were to prescribe isosorbide dinitrate and hydralazine separately for heart failure in black patients, our BiDil revenue could be significantly reduced, we could fail to recover the cost of developing BiDil and BiDil might not be a viable product.

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

For example, we have filed an opposition in the European Patent Office, or EPO, to revoke NicOx S.A.’s European Patent No. 904 110, which we refer to as EP ‘110. This patent is directed to the use of organic compounds containing a nitrate group or inorganic compounds containing a nitric oxide group to reduce the toxicity caused by certain drugs, including non-steroidal anti-inflammatory drugs, or NSAID’s. The basis for our opposition, in part, is that the claims in EP ‘110 are anticipated and therefore invalid if they are construed to cover a single compound chemically linked to a nitrate moiety. While we believe that the claims in EP ‘110 will be invalidated, or be narrowed, we cannot predict with certainty the outcome of the opposition. If the EPO finds that there are valid claims in EP ‘110 that cover compounds chemically linked to nitrates, we may be adversely affected in our ability to market our product candidates for reducing gastrointestinal toxicity without first obtaining a license from NicOx, which may not be available on favorable terms, if at all.

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

We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary for our business. In particular, we have obtained the exclusive right to develop and commercialize BiDil pursuant to a license agreement with Dr. Jay N. Cohn and some of our intellectual property rights relating to nitric oxide compounds have been obtained pursuant to license agreements with the Brigham and Women’s Hospital and Boston University. We expect to enter into additional licenses in the future. These licenses impose various development, commercialization, funding, royalty, diligence, and other obligations on us. If we breach these obligations, the licensor may have the right to terminate the license or render the license non-exclusive, which would result in us being unable to develop, manufacture and sell products that are covered by the licensed technology.

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

There are a number of companies currently marketing and selling products to treat heart failure in the general population that will compete with BiDil. These include GlaxoSmithKline, plc, which currently markets Coreg, Merck & Co., Inc., which currently markets Vasotec, Pfizer, Inc., which currently markets Inspra, and Astra Zeneca, plc, which currently markets Toprol XL.

We also face competition from other pharmaceutical companies seeking to develop drugs using nitric oxide technology. For example, we are aware of at least seven companies working in the area of nitric oxide based therapeutics. These companies are: Angiogenix Inc., GB Therapeutics, NicOx S.A., OxoN Medica, RenoPharm, Vasopharm BIOTECH GmbH, and Nitrox LLC.

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

Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing, and marketing of human therapeutic products. Our clinical trial liability and commercial product liability insurance is subject to deductibles and coverage limitations. We may not be able to obtain or maintain insurance on acceptable terms, or at all. Moreover, any insurance that we do obtain may not provide adequate protection against potential liabilities.

If third-party payors do not reimburse customers for BiDil or any of our product candidates that are approved for marketing, they might not be used or purchased, and our revenues and profits might be adversely affected.

Our revenues and profits depend heavily upon the availability of coverage and reimbursement for the use of BiDil and any of our other product candidates that maybe approved for marketing, from third-party healthcare and state and federal government payors, both in the United States and in foreign markets. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•  safe, effective and medically necessary;

•  appropriate for the specific patient;

•  cost-effective; and

•  neither experimental nor investigational.

Since reimbursement approval for a product is required from third-party and government payors, seeking this approval, particularly when seeking approval for a preferred form of reimbursement over other competitive products, is a time-consuming and costly process. Third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of any product we might bring to market. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products or at all. Once reimbursement at an agreed level is approved by a third-party payor, we may lose that reimbursement, entirely or we may lose the similar or better reimbursement we receive compared to competitive products. As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved.

We could be negatively impacted by the application or enforcement of federal and state fraud and abuse laws, including anti-kickback laws and other federal and state anti-referral laws.

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs. Because of the far-reaching nature of these laws, we may be required to alter or discontinue one or more of our practices to be in compliance with these laws. Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change or discontinue our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could become subject to false claims litigation under federal statutes, which can lead to treble damages based on the reimbursements by federal health care programs, civil money penalties (including penalties levied on a per false claim basis), restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs. These false claims statutes include the False Claims Act, which allows any person to bring suit on behalf of the federal government alleging the submission of false or fraudulent claims, or causing to present such false or fraudulent claims, under federal programs or contracts claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. These suits against biotechnology companies have increased significantly in recent years and have increased the risk that a healthcare company will have to defend a false claim action, pay fines or restitution, or be excluded from the Medicare, Medicaid or other federal and state healthcare programs as a result of an investigation arising out of such action. We cannot assure you that we will not become subject to such litigation or, if we are not successful in defending against such actions, that such actions will not have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that the costs of defending claims or allegations under the False Claims Act will not have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to our Common Stock

Our stock price is subject to fluctuation, which may cause an investment in our stock to suffer a decline in value.

The market price of our common stock may fluctuate significantly in response to factors that are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical, biotechnology and other life sciences companies have been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. For example, our stock price could be adversely affected if product candidates by others that utilize nitric oxide technology are not successful in clinical testing, fail to achieve regulatory approval or are not accepted in the marketplace, even though these failures may not be related to BiDil, our product candidates or technology. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our common stock.

We may incur significant costs and suffer management distraction and reputational damage from class action litigation and regulatory or government investigations and actions due to trading in our common stock.

Our stock price has been, and is likely to continue to be, volatile. Our stock price may fluctuate for many reasons, including as a result of public announcements regarding the commercialization of BiDil, the progress of our development and marketing efforts, the addition or departure of key personnel, variations in our quarterly operating results and changes in market valuations of pharmaceutical, biotechnology or other life sciences companies. When the market price of a company’s stock is volatile, holders of that company’s stock may bring securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit was without merit, we could incur substantial costs defending the lawsuit.

On July 20, 2004, the Market Regulation Department of the NASD advised us that it initiated a review of trading activity in our common stock surrounding our July 19, 2004 announcement that we had halted our phase III clinical trial of BiDil due to the significant survival benefit seen with BiDil. The NASD is reviewing, among other things, information on relationships between our officers, directors and service providers and individuals and institutions that may have traded in our common stock prior to the July 19, 2004 announcement. We have cooperated with this review and have identified certain persons on the list provided to us by the NASD as having a relationship with our chief executive officer and others at NitroMed. We have established a special committee of our board of directors to oversee our response to this review.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2005, we had outstanding 30,288,187 shares of common stock. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Insiders have substantial control over us and could delay or prevent a change in corporate control.

As of June 30, 2005, our directors, executive officers and principal stockholders, together with their affiliates, own, in the aggregate, approximately 48% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our Company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate and U.S. government-related securities, directly or through managed funds, with average contractual maturities of less than two years. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.           Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 5.    Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 16, 2005. At the Annual Meeting, the following matters were voted upon by holders of 90.7% of the total outstanding shares:

1.             To elect the following nine directors:

	VOTES FOR	VOTES WITHHELD
Argeris Karabelas, Ph.D.	26,942,761	535,537
Michael D. Loberg, Ph.D.	27,325,400	152,898
Robert S. Cohen	27,081,826	396,472
Frank L. Douglas, M.D., Ph.D.	27,322,210	156,088
Zola Horovitz, Ph.D.	25,316,037	2,162,261
Mark Leschly	27,085,016	393,282
John W. Littlechild	26,798,407	679,891
Joseph Loscalzo, M.D., Ph.D.	27,150,079	328,219
Davey Scoon	27,322,505	155,793

Each of the above named individuals was elected as a director.

2.	To adopt the amendment to, and approve the continuance of, our amended and restated 2003 stock incentive plan:

VOTES FOR	VOTES AGAINST	VOTES WITHHELD
15,384,500	5,736,120	6,357,678

The proposal was approved.

3.	To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending
December 31, 2005:

VOTES FOR	VOTES AGAINST	VOTES WITHHELD
27,418,407	56,215	3,676

The proposal was approved.

Item 6.	Exhibits

	(a)	The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NITROMED, INC.

	By:	/s/ LAWRENCE E. BLOCH, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
Chief Financial Officer, Chief Business Officer, Treasurer
and Secretary (Principal Financial Officer)
Date: August 3, 2005

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)	Scientific Advisory Board Agreement, dated May 16, 2005, between NitroMed, Inc. and Frank L. Douglas, Ph.D., M.D.
10.2(2)

Master Security Agreement (including Collateral Schedule No. 001) and Financial Covenants Addendum No. 001, each dated as of June 28, 2005, between NitroMed, Inc. and Oxford Finance Corporation and Promissory Note, dated as of June 28, 2005, made by NitroMed, Inc. for the benefit of Oxford Finance Corporation

10.3(2)

Master Security Agreement (including Collateral Schedule No. 001) and Financial Covenants Addendum No. 001, each dated as of June 28, 2005, between NitroMed, Inc. and General Electric Capital Corporation and Promissory Note, dated as of June 28, 2005, made by NitroMed, Inc. for the benefit of General Electric Capital Corporation.

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

(1) Incorporated by reference to the exhibits to NitroMed, Inc.’s Current Report on Form 8-K filed on May 20, 2005
(File No. 000-50439).

(2) Incorporated by reference to the exhibits to NitroMed, Inc.’s Current Report on Form 8-K filed on July 5, 2005
(File No. 000-50439).