Form 10-Q
period 2005-09-30
NITROMED INC
filed 2005-11-03
CIK 927829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 1, 2005, the registrant had 30,480,097 shares of Common Stock, $0.01 par value per share, outstanding.

NITROMED, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheets as of September 30, 2005 and December 31, 2004 (unaudited)
Statements of Operations for the three and nine months ended September 30, 2005 and 2004 (unaudited)
Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)
Notes To Unaudited Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 6.	Exhibits
SIGNATURES
EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

NITROMED, INC.

BALANCE SHEETS
(in thousands, except par value amounts)

	September 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$12,241	$35,882
Marketable securities	75,769	106,485
Accounts receivable, net	12,873	19
Inventories	5,137	—
Prepaid expenses and other current assets	1,355	3,197
Total current assets	107,375	145,583
Property and equipment, net	3,193	2,963
Other assets	801	811

Total assets	$111,369	$149,357

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,971	$2,662
Accrued expenses	9,005	8,091
Deferred revenue	12,782	1,592
Current portion of long-term debt	6,667	—

Total current liabilities	35,425	12,345

Long-term debt	11,732	—

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 65,000 shares authorized; 30,479 and 30,124 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	305	301
Additional paid-in capital	276,390	275,727
Deferred stock-based compensation	(1,429)	(2,095)
Accumulated deficit	(210,904)	(136,619)
Accumulated other comprehensive loss	(150)	(302)
Total stockholders’ equity	64,212	137,012

Total liabilities and stockholders’ equity	$111,369	$149,357

See accompanying notes.

NITROMED, INC.

STATEMENTS OF OPERATIONS
(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Product sales	$1,117	$—	$1,117	$—
Research and development	398	2,332	1,194	6,994
Total revenues	1,515	2,332	2,311	6,994

Cost and operating expenses:
Cost of product sales	2,877	—	2,877	—
Research and development	7,393	8,118	23,391	18,831
Sales, general and administrative	23,614	5,355	52,161	9,152
Total cost and operating expenses	33,884	13,473	78,429	27,983
Loss from operations	(32,369)	(11,141)	(76,118)	(20,989)
Non-operating income:
Interest expense	(479)	—	(495)	(1)
Interest income	776	340	2,328	933
	297	340	1,833	932

Net loss	$(32,072)	$(10,801)	$(74,285)	$(20,057)

Basic and diluted net loss per common share	$(1.05)	$(0.41)	$(2.45)	$(0.78)
Shares used in computing basic and diluted net loss per common share	30,421	26,187	30,311	25,829

See accompanying notes.

NITROMED, INC.

STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net loss	$(74,285)	$(20,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	663	265
Stock-based compensation expense	440	1,799
Changes in operating assets and liabilities:
Accounts receivable	(12,854)	(35)
Inventories	(5,137)	—
Prepaid expenses and other current assets	1,842	369
Deferred revenue	11,190	(5,194)
Accounts payable and accrued expenses	5,223	5,256
Net cash used in operating activities	(72,918)	(17,597)
Investing activities
Purchases of property and equipment	(893)	(2,179)
Purchases of marketable securities	(97,531)	(72,241)
Sales of marketable securities	128,399	35,073
Other assets	10	(708)
Net cash provided by (used in) investing activities	29,985	(40,055)
Financing activities
Proceeds from long-term debt	20,000	—
Principal payments on long-term debt	(1,601)	(22)
Proceeds from employee stock plans	893	696
Net cash provided by financing activities	19,292	674
Net decrease in cash and cash equivalents	(23,641)	(56,978)
Cash and cash equivalents at beginning of period	35,882	67,614
Cash and cash equivalents at end of period	$12,241	$10,636

See accompanying notes.

NITROMED, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)                                 Revenues

The Company’s principal source of revenue during the third quarter of 2005 was the sale of BiDil® (isosorbide dinitrate/hydralazine HCI), the Company’s product for the treatment of heart failure in self-identified black patients. BiDil was launched and began shipping in the third quarter. Other sources of revenue include collaboration revenue which is being recognized ratably over the research and development collaboration term. The Company expects that revenues derived from its current collaboration agreements will continue to decrease in future periods, and product revenues will continue to increase based on anticipated increased volume of prescriptions of BiDil.

Product Sales/Deferred Revenue

The Company follows the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition” and recognizes revenue from product sales upon delivery of product to wholesalers, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesaler and collectibility of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, chargebacks and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, the Company defers the recognition of revenue by recording deferred revenue until such time that risk of loss has passed. Also, the cost of product sales associated with amounts recorded as deferred revenue are recorded in consigned inventory until such time as risk of loss has passed.

Sales Rebates, Discounts and Incentives

The Company’s product sales are subject to various rebates, discounts and incentives that are customary in the pharmaceutical industry.

During the third quarter of 2005, the Company offered certain product stocking incentives to a number of pharmacy customers. These incentives included units with guaranteed sales provisions. As a result of these provisions, risk of loss of these units has not passed to the customer. Accordingly, the Company has deferred all revenue related to these units until such time as the unit is provided to a patient with a prescription. As of September 30, 2005, the remaining balance of deferred revenue related to these units was approximately $12.1 million.

During the third quarter of 2005, the Company offered certain incentives to a number of pharmacy customers. These incentives included placement and advertising assistance in the approximate amount of $328,000. As a result of these incentives the Company recorded a reduction to revenue of approximately $164,000 for the three months ended September 30, 2005. The remainder of these incentives will be recognized as a reduction to revenue as earned.

Beginning in the third quarter of 2005, the Company initiated a voucher program whereby it offered an incentive to patients in the form of a free 30-day trial of BiDil. The Company has accounted for this program in accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF No.

01-09). These initial voucher incentives had an expiration date of September 30, 2005, at which time the Company recorded the actual amount of reimbursement claims for the vouchers distributed during the third quarter of 2005. As a result of this program the Company recorded a reduction to revenue of approximately $252,000 for the three months ended September 30, 2005. The Company expects to continue to offer voucher incentives in future periods.

A large portion of the Company’s product sales are made to pharmaceutical wholesalers for further distribution through pharmacies to patients, who are consumers of the product. All revenues from product sales are recorded net of applicable allowances for returns, wholesaler chargebacks and cash discounts. The Company estimates wholesaler chargebacks, cash discounts and other rebates by considering the following factors: current contract prices and terms, estimated customer and wholesaler inventory levels and current average chargeback rates. The information used to estimate product returns includes the remaining shelf life and the product life cycle stage as well as historical information based on product return allowances for similar or competing products in the same distribution channel. Also, the Company will obtain and evaluate product return data from distributors, and based on this evaluation, estimate return rates. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. The Company has accrued approximately $34,000 in sales return reserves as of September 30, 2005. To the extent the Company’s estimates of contractual allowances, rebates and sales returns are different from actuals, the Company adjusts the reserve which impacts the amount of product sales revenue recognized in the period of the adjustment. The Company has not received any significant returns through September 30, 2005.

(3)                                 Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.  Inventories consisted of the following:

(in thousands)	September 30, 2005
Raw materials	$2,765
Finished goods	2,001
Consigned inventory	371
$5,137

During the nine month period ending September 30, 2005, the Company purchased and capitalized inventories to be used for samples and commercial sales related to the then-anticipated July 2005 product launch of BiDil. BiDil currently has a twelve month shelf life. On a quarterly basis, the Company analyzes its inventory levels and writes down inventory that has become un-saleable, inventory that has a cost basis in excess of its expected net realizable value and inventory that is in excess of expected requirements of product revenues. Expired inventory will be disposed of, and the related costs will be written off.  During the three months ended September 30, 2005, the Company recorded an inventory impairment charge of $2.6 million to cost of sales related to commercial product and patient samples that will expire by April 2006.

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

For the years ended December 31, 2003 and December 31, 2002, the Company granted 431,250 and 241,000 options, respectively, to employees at exercise prices below the fair value of the Company’s common stock. The Company recorded deferred stock-based compensation related to these grants of $3,317,000 and $566,000 in 2003 and 2002, respectively. These amounts are being recognized ratably over the vesting period of four years. Included in the results of operations for the three-month periods ended September 30, 2005 and 2004 is stock-based compensation expense of $222,000 and $290,000, respectively. Included in the results of operations for the nine-month periods ended September 30, 2005 and 2004 is stock-based compensation expense of $666,000 and $806,000, respectively.

The Company also has additional stock-based awards that are accounted for as variable awards and are re-measured at each reporting period. Included in the results of operations for the three-month periods ended September 30, 2005 and

2004 is reduction in stock-based compensation expense of $6,000 and an increase in expense of $986,000, respectively. Included in the results of operations for the nine-month periods ended September 30, 2005 and 2004 is a reduction in stock-based compensation expense of $226,000 and an increase in expense of $993,000, respectively.

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized over the stock option’s vesting period. Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net loss as reported	$(32,072)	$(10,801)	$(74,285)	$(20,057)
Add: Stock-based employee compensation expense included in reported net loss	197	691	498	1,200
Deduct: Stock-based employee compensation expense determined under fair value based method	(1,729)	(690)	(4,359)	(1,616)
Pro forma net loss	$(33,604)	$(10,800)	$(78,146)	$(20,473)

Basic and diluted net loss per share
As reported	$(1.05)	$(0.41)	$(2.45)	$(0.78)
Pro forma	$(1.10)	$(0.41)	$(2.58)	$(0.79)

(5)                                 Comprehensive Loss

Components of comprehensive loss include net loss and certain transactions that have generally been reported in the statement of stockholders’ equity. Comprehensive loss is comprised solely of net loss and unrealized gains and losses from available-for-sale marketable securities. Comprehensive loss for the three months ended September 30, 2005 and 2004 was $31,999,000 and $10,632,000, respectively. Comprehensive loss for the nine months ended September 30, 2005 and 2004 was $74,133,000 and $20,277,000, respectively.

(6)                                 Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options and warrants. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is antidilutive. Accordingly, basic and diluted net loss per share are the same.

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Basic and Diluted:
Net loss	$(32,072)	$(10,801)	$(74,245)	$(20,057)

Weighted average common shares used to compute net loss per share	30,421	26,187	30,311	25,829
Basic and diluted net loss per share	$(1.05)	$(0.41)	$(2.45)	$(0.78)

As of September 30, 2005 and 2004, options to purchase 3,811,615 and 3,173,307 shares of common stock, respectively, and warrants to purchase 1,319 and 132,609 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

(7)                                 Single Source Suppliers

The Company currently obtains one of the key active pharmaceutical ingredients for its commercial requirements for BiDil from a single source. The disruption or termination of the supply of the commercial requirement for BiDil or a significant increase in the cost of the key active pharmaceutical ingredient from this single source could have a material adverse effect on the Company’s business, financial position and results of operations.

(8)                                 Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no off-balance-sheet or concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash and cash equivalents and investment balances with several nonaffiliated institutions.

The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and their respective percentage of the Company’s total revenues:

	Number of Significant Customers	Percentage of Total Revenues by Customer
		A	B	C	D	E
Three months ended September 30, 2005	2	16%	26%	—	—	—

Nine months ended September 30, 2005	2	11%	52%	—	—	—

The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their respective percentage of the Company’s total accounts receivable:

	Number of Significant Customers	Percentage of Total Accounts Receivable by Customer
		A	B	C	D	E
As of:
September 30, 2005	2	43%	20%	—	—	—
December 31, 2004	—	—	—	—	—	—

To date, the Company has not written off any significant accounts receivable.

(9)                                 Long Term Debt

On June 28, 2005, the Company borrowed (i) $10.0 million from Oxford Finance Corporation (“Oxford”), and (ii) $10.0 million from General Electric Capital Corporation (“GECC”) pursuant to the terms of Promissory Notes (“the Notes”). The Notes bear interest at a fixed rate of 9.95% per annum and are payable in 36 consecutive monthly installments of principal and accrued interest, beginning on July 1, 2005. Also on June 28, 2005, the Company entered into Master Security Agreements with both Oxford and GECC (“the Agreements”). Under terms of these Agreements, the Company granted to both Oxford and GECC a security interest in and against all of the property of the Company and in and against all additions, attachments, accessories and accessions to such property, all substitutions, replacements or exchanges, and all insurance and/or other proceeds (“the Collateral”). The Collateral comprises all of the Company’s personal property and fixtures including, but not limited to, all inventory, equipment, fixtures, accounts, deposit accounts, documents, investment property, instruments, general intangibles, chattel paper and any and all proceeds (but excluding intellectual property). The Collateral does not include any intellectual property or products (or interests in any intellectual property or products (including any royalties)) acquired, whether by purchase, license or otherwise, on or after the execution of the Agreements (collectively, “New Property”), nor do the Agreements limit any indebtedness secured by any New Property provided that debt or non-cash equity (e.g., stock) is used to acquire New Property. In the event that the Company uses cash to purchase New Property, Oxford’s and GECC’s existing liens will extend to such New Property. The Agreements also contain a Material Adverse Change clause with both Oxford and GECC. Under this clause, if Oxford or GECC reasonably determine that the Company’s ability to repay the Notes has been materially impaired, the Company would be considered in default. As of September 30, 2005 the Company was in compliance with this clause.

(10)                          Commitments and Contingencies

In connection with seeking to obtain the approval of BiDil from the U.S. Food and Drug Administration (“FDA”), the Company contracted with a consulting firm for services related to the regulatory approval process for BiDil. The agreement provides for payment of legal consulting fees when the Company received written FDA approval of BiDil. In addition, the agreement requires the Company to pay royalties to such consulting firm on sales of BiDil. The royalty term ends six months after the date of market introduction of an FDA-approved generic version of BiDil. During the third quarter the Company entered into a separate consulting agreement with this consulting firm following the approval by the FDA of BiDil. During the year ended December 31, 2004, the Company recorded charges of approximately $1.9 million pertaining to the legal consulting fees related to these agreements. Such charges included only the legal consulting fee obligations and not the royalty or expense obligations. For the three months ended September 30, 2005 and 2004, the Company recorded $0.3 million and $1.5 million, respectively, pertaining to fees related to these agreements. For the nine months ended September 30, 2005 and 2004, the Company recorded $0.9 million and $1.5 million, respectively, pertaining to fees related to these agreements. On June 23, 2005, the Company received written FDA approval of BiDil. In July 2005, the Company paid $2.4 million pursuant to the terms of these agreements.

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

On October 3, 2004, the Company entered into an agreement with Publicis Selling Solutions, Inc. (“Publicis”), a contract sales organization, pursuant to which, on the Company’s behalf, Publicis has employed and trained a specialized cardiovascular sales force of approximately 195 sales representatives to sell BiDil to the Company’s target prescriber markets.  The agreement is for a term of 24 months beginning January 31, 2005, with the Company having the option to continue the agreement beyond this term. Estimated year one costs are $30,964,000, excluding one-time start-up costs of $3,108,000, and year two costs are projected at $32,494,000. The Company has the right to terminate this agreement upon 90 days written notice to Publicis.  If the Company terminates this agreement during months one through twelve of the term of the agreement, the Company is required to pay a termination fee in the amount of $1.0 million. If the Company terminates this agreement during months thirteen through eighteen, the termination fee will be $750,000. If the Company terminates the agreement after month eighteen, no termination fee will be assessed. For the three months ended September 30, 2005, $8.3 million has been paid, and $8.3 million has been expensed related to this agreement. For the nine months ended September 30, 2005, $20.8 million has been paid, and $21.6 million has been expensed related to this agreement.

On February 16, 2005, the Company engaged Schwarz Pharma Manufacturing, Inc. (“Schwarz Pharma”) under a five-year exclusive manufacturing and supply agreement solely for the three times daily immediate release dosage formulation of BiDil. Under the supply agreement, the Company has the right to engage a backup manufacturer. In connection with this supply agreement, the Company placed binding purchase orders in the amount of $1.5 million for production of BiDil finished goods during the fourth quarter of 2005. On June 29, 2005, the Company and Schwarz Pharma executed a Quality Agreement that delineated current Good Manufacturing Practice, or cGMP, responsibilities between the two parties.

The Company orders bulk materials from the same suppliers that were used for the clinical trial batches of BiDil: hydralazine from Flavine, the U.S. representative of Sumitomo, and isosorbide dinitrate from Dottikon, and has them delivered directly to Schwarz Pharma for manufacturing. In connection with the Company’s procurement of hydralazine from

Flavine, the Company placed an irrevocable purchase order for $3,150,000 in November 2004, $787,500 of which was paid prior to December 31, 2004, $616,000 of which was paid during the first quarter of 2005, and $928,000 of which was paid during the second quarter of 2005. The remaining obligation was paid during the third quarter of 2005, upon the receipt of the final shipment of hydralazine under this purchase order.

On June 23, 2005, the Company engaged Cardinal Health PTS, LLC (“Cardinal Health”), under a three-year exclusive agreement for the commercial distribution of BiDil. Estimated year one costs are $290,000, excluding one-time program implementation fees of $40,000, and year two costs are projected at $450,000. The Company has the right to terminate this agreement upon 120 days written notice to Cardinal Health and would be required to pay Cardinal Health the lesser of (1) the fixed fees for the remainder of the initial term of the agreement, or (2) the fixed fees for a period of twelve months, upon termination.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a pharmaceutical company that discovers, develops and seeks to commercialize proprietary pharmaceuticals. We have devoted substantially all of our efforts towards the research and development of our product candidates. Since our inception, we have mainly funded our operations through the sale of equity securities, debt financings, license fees, research and development funding and milestone payments from our collaborative partners. We have never been profitable and have incurred an accumulated deficit of $210.9 million as of September 30, 2005.

In June 23, 2005, the U.S. Food and Drug Administration, or FDA, approved our product, BiDil, for the treatment of heart failure in self-identified black patients. BiDil is an orally administered fixed dose combination of isosorbide dinitrate and hydralazine. We launched BiDil in July 2005 and generated product sales of $1.1 million during the third quarter of 2005. BiDil is indicated to improve survival, prolong time to first hospitalization for heart failure and improve patient-reported functional status, as an adjunct to current standard heart failure therapy in self-identified black patients. There is little experience in patients with New York Heart Association class IV heart failure. Most patients in the clinical trial supporting effectiveness, referred to as the African American Heart Failure Trial (“A-HeFT”), received, in addition to BiDil or placebo, a loop diuretic, an angiotensin converting enzyme inhibitor or an angiotensin receptor blocker, and a beta blocker and many also received a cardiac glycoside or an aldosterone antagonist.

We expect that research, development and commercialization expenses relating to our product candidates and to enhancing our core technologies will continue to increase in the near term and may vary significantly from our current estimates. We currently estimate that our operating expenses related to research and development, and sales, general and administrative for the year ended December 31, 2005, will be in the range of $100.0 million to $115.0 million.  We also estimate that sales, general and administrative costs will increase significantly in connection with the launch of BiDil that took place in the third quarter of 2005. We currently estimate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating plan, including increased operating expenses in support of the launch of BiDil, for at least the next ten months.

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

Financial Operations Overview

Revenue.  Our first commercial product, BiDil, was launched in July 2005, and generated product sales of $1.1 million in the third quarter of 2005. Prior to the launch of BiDil all of our revenue had been derived from license fees, research and development payments and milestone payments that we have received from our corporate collaborators. In future years, we will seek to generate revenue from a combination of product sales, up-front fees, milestone and royalty payments in connection with collaborative or strategic relationships, as well as royalties resulting from the license of our intellectual property. We expect that any collaborative revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development, milestone and other payments received under our collaborative or strategic relationships and related continuing obligations, as well as the timing and amount of revenue we recognize for the sale of our products, to the extent any are successfully commercialized.

Research and Development.  Research and development expense consists of expenses incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers for independent monitoring and analysis of our clinical trials, costs of contract research and manufacturing, costs of facilities and BiDil medical support costs.

The following summarizes our primary research and development programs. We have not provided program costs because prior to 2000 we did not track and accumulate cost information by research program.

•                  BiDil. From May 2001 to July 2004, we enrolled 1,050 patients at 169 clinical sites in the United States in our phase III clinical trial for BiDil. We halted the trial in July 2004 due to a significant survival benefit in the preliminary data for patients taking BiDil. The FDA approved BiDil on June 23, 2005, and we launched BiDil in July 2005. We estimate that the total cost for the BiDil trial will be at least $42.0 million.

•                  Nitric Oxide-Enhancing Cardiovascular Compounds. We are using our know-how and expertise in nitric oxide to develop new chemical entities, or drugs, that are nitric oxide-enhanced versions of existing cardiovascular medicines. These studies are at a pre-clinical stage of testing, and it remains speculative whether the addition of nitric oxide will result in an improved clinical profile of these cardiovascular medicines. The many uncertainties involved with the development of successful new products will exist until a new product candidate successfully passes all preclinical safety testing as well as clinical evaluation. A new and novel nitric oxide-enhanced cardiovascular medicine will take several years and involve a significant and largely unknown sum of expenditures. The success of achieving a new nitric oxide-enhanced cardiovascular medicine is important as it is needed to fill our pipeline. Failure to produce and successfully commercialize a new product in a timely fashion may have a material adverse effect on our business, financial position and results of operations.

•                  Nitric Oxide Stents. We are currently working with Boston Scientific Corporation, or Boston Scientific, to develop stents enhanced with a bio-compatible polymer that is capable of releasing nitric oxide. This program is in pre-clinical development. In accordance with the terms of our agreement with Boston Scientific, its obligation to fund research under the program ends in December 2005. We expect that additional expenditures will be required to conduct pre-clinical testing and, if such pre-clinical testing is successful, to apply for and conduct clinical trials. Because this program is in pre-clinical development, the successful development of products based upon this program is highly uncertain. As such, we are unable to estimate the cost to complete the research and development phase, nor are we able to estimate the timing of bringing product candidates to market and, therefore, when material cash inflows from milestones and royalties could commence. Our failure, or our partner’s failure, to commercialize products based upon this program on a timely basis could have a material adverse effect on our business, financial position and results of operations.

•                  Nitric Oxide-Enhancing COX-2 Inhibitors. From December 2002 until November 2004, we had a collaboration with Merck Frosst Canada & Co., a wholly-owned subsidiary of Merck & Co., or Merck, to screen proprietary nitric oxide-enhanced COX-2 inhibitors in advance of clinical testing as analgesic and anti-inflammatory agents and in other specified disease areas. These agents are intended to be second-generation COX-2 inhibitors. On September 30, 2004, Merck halted the phase II trial of our lead candidate in nitric oxide-enhancing COX-2 inhibitors. In November 2004, we agreed with Merck to terminate the collaboration agreement. We retain all rights to our technology in the field of nitric oxide-enhancing COX-2 inhibitors and may seek collaborations with other potential partners to utilize the full value, if any, of this technology in the development of new analgesic and anti-inflammatory agents. Significant additional expenditures will be required to conduct pre-clinical testing and to apply for, and conduct, clinical trials. Because these agents are in pre-clinical development, their successful development is highly uncertain. As such, we are not able to estimate the cost to complete the research and development phase, nor are we able to estimate the timing of bringing potential candidates to market and, therefore, when material cash inflows from milestones and royalties could commence. Our failure, or any future partner’s failure, to commercialize these product candidates under development on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

•                  Other Discovery Research. We are also currently utilizing our nitric oxide expertise to develop products for additional medical conditions, and we are also currently working on the development of a sustained release version of BiDil. Our efforts in these areas consist primarily of discovery-stage research primarily directed to establishing our intellectual property position. We expect that additional expenditures will be required to conduct pre-clinical testing and, if such pre-clinical testing is successful, to apply for, and conduct, clinical trials for any such programs. Because these programs are in pre-clinical development, the successful development of products based upon these programs is highly uncertain. As such, we are not able to estimate the cost to complete research and development, nor are we able to estimate the timing of bringing product candidates to market and, therefore, when material cash inflows from product sales, milestones and royalties could commence.

Sales, General and Administrative.  Sales, general and administrative expense consists primarily of salaries and other related costs for personnel in sales and marketing, executive, finance, investor relations, accounting, business development and human resource functions. Other costs include facility costs not otherwise included in research and development expense; costs for public relations, advertising and promotion services; professional fees for legal and accounting services; and costs related to our third party contract sales agreement with Publicis Selling Solutions, Inc., or Publicis.

We have incurred, and expect to continue to incur, increased sales, general and administrative expense for investor relations and other activities associated with operating as a public company. We expect to continue to incur increased internal and external business development costs to support our various product development efforts, which can vary from period to period. During the remainder of 2005, we also anticipate incurring significant increased expenses in connection with the commercial launch of BiDil.

Non-Operating Income.  Interest income includes interest earned on our cash, cash equivalents and marketable securities, and interest expense associated with our long-term debt.

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

Merck Collaboration.  From December 2002 until November 2004, we were party to an exclusive, worldwide research, collaboration and licensing agreement that granted Merck marketing and sales rights for nitric oxide-enhancing COX-2 inhibitors. The research portion of the agreement was for three years. In 2003, we received an upfront non-refundable license payment of $10.0 million and two payments, each of $5.0 million, for achieving the first two milestones. The license fee revenue and the revenue from the first $5.0 million milestone payment were being recognized over the contractual term of the research and development program, which was expected to end on December 31, 2005. The revenue from the second $5.0 million payment was recognized in the fourth quarter of 2003, the period in which Merck achieved the milestone. On September 30, 2004, Merck halted the phase II trial of our lead candidate in nitric oxide-enhancing COX-2 inhibitors. This lead nitric oxide candidate is composed of a derivative of rofecoxib. Rofecoxib is the active ingredient in Vioxx, a COX-2 inhibitor which Merck voluntarily withdrew from worldwide markets on September 30, 2004. In November 2004, we agreed with Merck to terminate the collaboration agreement. Merck paid us a lump sum of $1.8 million, representing the full amount of the research funding owed to us for 2005, however, we will not receive any commercialization milestones or royalty payments from Merck. As a result of the termination of this agreement, we accelerated the recognition of deferred license revenue of $5.3 million in the fourth quarter of 2004, and we recognized the lump sum payment of $1.8 million as revenue in the fourth quarter of 2004. No research and development fees were recognized as revenue during the three and nine month periods ended September 30, 2005. During the three and nine month periods ended September 30, 2004, we received $0.6 million and $1.8 million, respectively, in research and development fees from Merck, all of which has been recognized as revenue for the three and nine months, respectively.

Results of Operations

Three Months Ended September 30, 2005 and 2004

Revenue.  Total revenue for the three months ended September 30, 2005 was approximately $1.5 million compared to approximately $2.3 million for the three months ended September 30, 2004.

Product sales were approximately $1.1 million for the three month period ended September 30, 2005, due to the commercial launch of BiDil in July 2005. There were no product sales for the three month period ended September 30, 2004.

Research and development revenues decreased 83% to approximately $0.4 million for the three month period ended September 30, 2005, from approximately $2.3 million for the three month period ended September 30, 2004, primarily due to the termination of the Merck agreement in November 2004.

Cost of Product Sales.  Cost of product sales were approximately $2.9 million for the three month period ended September 30, 2005. There were no cost of product sales for the three month period ended September 30, 2004. Cost of product sales for the three month period ended September 30, 2005 includes an impairment charge of commercial trade product and patient sample inventory of $2.6 million.

Research and Development.  Research and development expense for the three months ended September 30, 2005 was approximately $7.4 million compared to approximately $8.1 million for the three months ended September 30, 2004. The $0.7 million, or 9% decrease in research and development expenses was primarily due to decreases in clinical trial expense as a result of the early halting of the African American Heart Failure Trial (“A-HeFT”) in the third quarter of 2004, offset partially by increases in medical support costs in the third quarter of 2005 associated with obtaining FDA approval and supporting the launch of BiDil.

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three month periods ended September 30, 2005 and 2004.

	Three Months Ended September 30,
	2005	2004
Research and Development Program

BiDil	$3.8	$5.7
Nitric oxide-enhancing cardiovascular compounds	1.6	—
Nitric oxide enhanced stents	0.5	0.9
Nitric oxide-enhancing COX-2 inhibitors	—	1.0
Other discovery research	1.5	0.5
Total research and development expense	$7.4	$8.1

Sales, General and Administrative.  Sales, general and administrative expense for the three months ended September 30, 2005 was approximately $23.6 million compared to approximately $5.4 million for the three months ended September 30, 2004.  The $18.3 million, or 341% increase in sales, general and administrative expense was primarily due to $18.1 million for the launch of BiDil, including costs related to the contract sales force agreement with Publicis, hiring of sales and marketing management personnel, public relations services and advertising and promotion services.

Non-Operating Income.  Non-operating income for the three months ended September 30, 2005 was approximately $297,000 compared to approximately $340,000 for the three months ended September 30, 2004. The $43,000 or 13% decrease was primarily due to $479,000 in interest expense incurred on long-term debt for the three months ended September 30, 2005, partially offset by higher fund balances available for investment as a result of the closing of our follow-on offering of common stock in December 2004.

Nine Months Ended September 30, 2005 and 2004

Revenue.  Total revenue for the nine months ended September 30, 2005 was approximately $2.3 million compared to approximately $7.0 million for the nine months ended September 30, 2004.

Product sales were approximately $1.1 million for the nine month period ended September 30, 2005, due to the commercial launch of BiDil in July 2005. There were no product sales for the nine month period ended September 30, 2004.

Research and development revenues decreased 83% to approximately $1.2 million for the nine month period ended September 30, 2005, from approximately $7.0 million for the nine month period ended September 30, 2004, primarily due to the termination of the Merck agreement in November 2004.

Cost of Product Sales.  Cost of product sales were approximately $2.9 million for the nine month period ended September 30, 2005. There were no cost of product sales for the nine month period ended September 30, 2004. Cost of product sales for the three month period ended September 30, 2005 includes an impairment charge of commercial trade product and patient sample inventory of $2.6 million.

Research and Development.  Research and development expense for the nine months ended September 30, 2005 was approximately $23.4 million compared to approximately $18.8 million for the nine months ended September 30, 2004. The $4.6 million, or 24% increase in research and development expense was primarily due to increased medical support costs in the third quarter of 2005 associated with obtaining FDA approval and supporting the launch of BiDil, offset partially by decreases in clinical trial expense as a result of the early halting of the African American Heart Failure Trial (“A-HeFT”) in the third quarter of 2004.

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the nine month periods ended September 30, 2005 and 2004.

	Nine Months Ended September 30,
	2005	2004
Research and Development Program

BiDil	$14.4	$13.4
Nitric oxide-enhancing cardiovascular compounds	4.3	—
Nitric oxide enhanced stents	1.5	1.8
Nitric oxide-enhancing COX-2 inhibitors	—	2.2
Other discovery research	3.2	1.4
Total research and development expense	$23.4	$18.8

Sales, General and Administrative.  Sales, general and administrative expense for the nine months ended September 30, 2005 was approximately $52.2 million compared to approximately $9.2 million for the nine months ended September 30, 2004.  The $43.0 million, or 467% increase in sales, general and administrative expenses was primarily due to $40.4 million for the launch of BiDil, including costs related to the contract sales force agreement with Publicis, hiring of sales and marketing management personnel, public relations services and advertising and promotion services.

Non-Operating Income.  Non-operating income for the nine months ended September 30, 2005 was approximately $1.8 million compared to approximately $0.9 million for the nine months ended September 30, 2004. The $0.9 million, or 100% increase was primarily due to higher fund balances available for investment as a result of the closing of our follow-on offering of common stock in December 2004, partially offset by $495,000 in interest expense incurred on long-term debt for the nine months ended September 30, 2005.

Liquidity and Capital Resources

We have primarily financed our operations since inception through the sale of equity, debt and payments from collaborative partners for licenses, research and development and achievement of milestones. As of September 30, 2005, we have received net proceeds of $242.8 million from the issuance of equity securities, primarily as the result of the sale of $99.1 million of our redeemable convertible preferred stock, net proceeds of $60.1 million from our initial public offering in November 2003 and net proceeds of $81.8 million from our follow-on public offering in December 2004. At September 30, 2005, we had $88.0 million in cash, cash equivalents and marketable securities.

On June 28, 2005, we borrowed (i) $10.0 million from Oxford Finance Corporation, or Oxford, and (ii) $10.0 million from General Electric Capital Corporation, or GECC, pursuant to the terms of promissory notes made by us with both Oxford and GECC, respectively.  The notes bear interest at a fixed rate of 9.95% per annum and are payable in 36 consecutive monthly installments of principal and accrued interest, beginning July 1, 2005. The notes are secured by a security interest in all our personal property and fixtures with the exception of any intellectual property or products acquired, whether by purchase, license or otherwise, on or after the execution of the notes. The agreements that we entered into with each of Oxford and GECC in connection with the notes also contain a material adverse change clause with both Oxford and GECC. Under this clause, if Oxford or GECC reasonably determine that our ability to repay the notes has been materially impaired, we would be considered in default. As of September 30, 2005, we were in compliance with this clause.

On August 3, 2005, we filed a registration statement utilizing a “shelf” registration process with the Securities and Exchange Commission, or SEC. Under this shelf process, we may sell from time to time, in one or more offerings of common stock and debt securities up to a total dollar amount of $250 million. This shelf registration is more fully detailed in a Registration Statement on Form S-3 we filed with the SEC on August 3, 2005.

During the nine months ended September 30, 2005, operating activities used cash of approximately $72.9 million, driven by a net loss of $74.3 million, an increase in accounts receivable of $12.9 million, and an increase in inventory of $5.1 million, offset by an increase in deferred revenue of $11.2 million, an increase in accounts payable and accrued expenses of $5.2 million, and an increase in prepaid expenses and other current assets of $1.8 million.

During the nine months ended September 30, 2005, investing activities provided cash of $30.0 million due to net sales of marketable securities of $30.9 million, offset by purchases of property and equipment of $0.9 million due to the purchases of computers and lab equipment. We expect to invest approximately $1.5 to $2.0 million in capital expenditures for 2005, principally related to the purchase of laboratory equipment and computer equipment to support headcount growth.

During the nine months ended September 30, 2005, financing activities provided cash of $19.3 million due to proceeds from $20.0 million in long-term debt and $0.9 million in proceeds from stock plans, offset by $1.6 million in principal payments on long-term debt.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2005, and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than five years

Operating lease obligation	$13,919,000	$1,089,000	$3,010,000	$3,208,000	$6,612,000
Purchase obligations (1)	43,850,000	33,019,000	10,831,000	—	—
Long term debt	21,128,000	7,675,000	13,453,000	—	—
Consulting and license payment obligations	398,000	398,000	—	—	—
Total contractual cash obligations	$79,295,000	$42,181,000	$27,294,000	$3,208,000	$6,612,000

(1) On October 3, 2004, we entered into an agreement with Publicis, a contract sales organization, pursuant to which, on our behalf, Publicis has employed and trained a specialized cardiovascular sales force of approximately 195 sales representatives to sell BiDil to our target prescriber markets. The agreement is for a term of 24 months, with our option to continue the agreement beyond this term. We have the right to terminate this agreement upon 90 days written notice to Publicis. If we terminate this agreement during months one through eighteen of the term of the agreement, we will be required to pay a termination fee. If we terminate the agreement after month eighteen, no termination fee will be assessed. On July 14, 2005, we placed binding purchase orders in the approximate amount of $1.5 million with Schwarz Pharma Manufacturing, Inc. for production of BiDil finished goods during the fourth quarters of 2005.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating plan, including increased operating expenses in support of the launch of BiDil, for at least the next ten months. However, we may require significant additional funds earlier than we currently expect.

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

•                                          the cost of manufacturing, distribution, marketing and sales activities;

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue and related reserves, accounts receivable, inventories, accrued expenses and the factors used to determine the fair value assigned to our stock options. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue. Our principal source of revenue is the sale of BiDil, which began shipping in the third quarter of 2005. Other sources of revenue to date include license fees, research and development payments and milestone payments that we have received from our corporate collaborators.

Product Sales/Deferred Revenue. We follow the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition” and recognize revenue from product sales upon delivery of product to wholesalers or pharmacies, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesaler and collectibility of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, chargebacks, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, we defer the recognition of revenue by recording deferred revenue until such time that risk of loss has passed. Also, the cost of BiDil associated with amounts recorded as deferred revenue are recorded in inventory until such time as risk of loss has passed.

Sales Rebates, Discounts and Incentives. Our product sales are subject to various rebates, discounts and incentives that are customary in the pharmaceutical industry.

During the third quarter of 2005, we offered certain product stocking incentives to a number of wholesalers and pharmacy customers. These incentives included units with guaranteed sales provisions and extended payment terms. As a result of these provisions, risk of loss of these units has not passed to the customer. Accordingly, we have deferred all revenue related to these units until such time as the unit is provided to a patient with a prescription. As of September 30, 2005, the remaining balance of deferred revenue related to these units was approximately $12.1 million.

During the third quarter of 2005, we offered certain incentives to a number of pharmacy customers. These incentives included placement and advertising assistance in the approximate amount of $328,000. As a result of these incentives we recorded a reduction to revenue of approximately $164,000 for the three months ended September 30, 2005. The remainder of these incentives will be recognized as a reduction to revenue as earned.

Beginning in the third quarter of 2005, we initiated a voucher program whereby we offered an incentive to patients in the form of a free 30-day trial of BiDil. We have accounted for this program in accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF No. 01-09). These initial voucher incentives had an expiration date of September 30, 2005 at which time we recorded the actual amount of reimbursement claims for the vouchers distributed during the third quarter of 2005. As a result of this program we recorded a reduction to revenue of approximately $252,000 for the three months ended September 30, 2005. We expect to continue to offer voucher incentives in future periods.

A large portion of our product sales are made to pharmaceutical wholesalers for further distribution through pharmacies to patients, who are consumers of the product. All revenues from product sales are recorded net of applicable allowances for returns, wholesaler chargebacks and cash discounts. We estimate wholesaler chargebacks, cash discounts and other rebates by considering the following factors: current contract prices and terms, estimated customer and wholesaler inventory levels and current average chargeback rates. The information used to estimate product returns includes the remaining shelf life and the product life cycle stage as well as historical information based on product return allowances for similar or competing products in the same distribution channel. Also, we will obtain and evaluate product return data from distributors, and based on this evaluation, estimate return rates. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. We have accrued approximately $34,000 in sales return reserves as of September 30, 2005. To the extent that our estimates of contractual allowances, rebates and sales returns are different from actuals, we will adjust the reserve which impacts the amount of product sales revenue recognized in the period of the adjustment. We have not received any significant returns through September 30, 2005.

Collaboration Revenue. We record revenue on an accrual basis as it is earned and when amounts are considered collectible. Revenues received in advance of performance obligations or in cases where we have a continuing obligation to perform services are deferred and recognized over the contractual or estimated performance period. Revenues from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. When we are required to defer revenue, the period over which such revenue should be recognized is subject to estimates by management and may change over the course of the collaborative agreement. In future periods, we expect revenues derived from collaboration agreements will continue to decrease, and product revenues will continue to increase based on anticipated increased volume of prescriptions of BiDil.

Inventories.  We review our estimates of the net realizable value of our inventories at each reporting period. Our estimate of the net realizable value of our inventories is subject to judgment and estimation. The actual net realizable value of our inventories could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. BiDil currently has a twelve month shelf life. On a quarterly basis, we analyze our inventory levels and write down inventory that has become un-saleable, inventory that has a cost basis in excess of its expected net realizable value and inventory that is in excess of expected requirements of product revenues. Expired inventory will be disposed of, and the related costs will be written off.  For the three months ended September 30, 2005, we recorded an impairment charge of $2.6 million to cost of sales related to commercial trade and patient sample product that will expire by April 2006.

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

Stock-Based Compensation.  We have elected to follow Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value method provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123. In 2003 and 2002, certain grants of stock options were made at exercise prices less than the fair value of our common stock and, as a result, we recorded deferred stock-based compensation expense. We account for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and the Emerging Issues Task Force, or EITF, Issue 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” or EITF 96-18.

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

We have experienced significant operating losses since our inception in 1992. For the three months and nine months ended September 30, 2005, we had a net loss of $32.1 million and $74.3 million, respectively. As of September 30, 2005, we had an accumulated deficit of approximately $210.9 million. We expect that we will continue to incur substantial losses and that our cumulative losses will increase as our research, development and commercialization efforts expand. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. We received approval for BiDil from the FDA on June 23, 2005, and launched commercial sales of BiDil in July 2005. All of our other product candidates are in research or pre-clinical development and will require significant additional testing prior to submission of any regulatory applications and, as such, are not expected to be commercially available for many years, if at all.

A large portion of our expenses is fixed, including expenses related to facilities, equipment and personnel. We have spent significant amounts to launch BiDil in July 2005, fund research, development and commercialization of our product candidates and to enhance our core technologies. As a result, we expect that our operating expenses will continue to increase significantly in the near term and, consequently, we will need to generate significant revenue to achieve profitability. At the present time we are unable to estimate the level of revenues that we will realize from the commercialization of BiDil or any of our other product candidates. We are therefore unable to estimate when we will achieve profitability, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

Our business is substantially dependent on the commercial success of BiDil.

On June 23, 2005, the FDA approved BiDil for the treatment of heart failure in self-identified black patients. We launched BiDil in July 2005. BiDil is currently our only commercial product, and we expect it will account for substantially all of our revenues for the next several years. We face a number of significant risks relating to our ability to successfully commercialize BiDil, including the various factors discussed throughout this section titled “Factors That May Affect Future Results.” If we fail to successfully commercialize BiDil, our near-term ability to generate product revenue, our reputation and our ability to raise additional capital will be materially impaired, and the value of an investment in our stock will decline.

We will require substantial additional funds and, if additional capital is not available, we may need to limit, scale back or cease our operations.

We have used and will continue to require substantial funds to conduct research and development, including pre-clinical testing and clinical trials of our product candidates, and to market and manufacture any products that are approved for commercial sale including our lead product, BiDil, which the FDA approved in June 2005 and we launched in July 2005. We expect that we will incur significant expenses during 2005 and beyond relating to manufacturing, sales and marketing of BiDil. Moreover, we may incur significant additional expenditures to conduct pre-clinical testing of our early-stage development programs. Because the successful development of these programs is uncertain, we are unable to estimate the actual funds we will require to complete research and development of our product candidates and commercialization of our products. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan including increased operating expenses in support of the launch of BiDil for at least the next ten months.

However, our future capital requirements, and the period in which we expect our current cash to support our operations, may vary from what we expect due to a number of factors, including the following:

•  the cost of launching and successfully commercializing BiDil;

•  the timing and costs of obtaining regulatory approvals for our other product candidates;

•  the timing, receipt and amount of milestone and other payments, if any, from collaborators;

•  the timing, receipt and amount of sales and royalties, if any, from our product candidates;

•  the resources required to successfully complete our clinical trials;

•  continued progress in our research and development programs, as well as the magnitude of these programs;

•  the effect of competing technological and market developments;

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

We currently have limited sales, marketing and distribution experience. We have launched the commercial sales of BiDil in North America ourselves, using a contract sales force, and, in the future, we may also seek to market other products ourselves which are not already subject to marketing agreements and where we believe the target physician market can be effectively reached by the sales force we have established directly or by contract. In order to develop or contract for sales and marketing capabilities, we will have to invest significant amounts of money and management resources. For BiDil and any other product candidates for which we decide to perform the sales, marketing and distribution functions ourselves or through a third party, we could face a number of additional risks, including:

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

We have entered into an agreement with Publicis, a contract sales organization, pursuant to which, on our behalf, Publicis has employed and trained a specialty sales force of approximately 195 sales representatives to sell BiDil to our target prescriber markets. Under separate agreements, Publicis has recruited, hired and trained eight account executives that will assist us in gaining formulary access for BiDil and has hired ten medical science liaisons to report into our Medical Affairs group. Our near-term revenue for BiDil will depend heavily upon the success and efforts of Publicis. If Publicis does not devote the resources, time and training required to establish and manage an effective and qualified sales force, our ability to achieve revenue from sales of BiDil will be harmed.

Physicians, payors and patients may not be receptive to BiDil or our other product candidates, if approved, which could prevent us from achieving and maintaining profitability.

BiDil and the other product candidates that we are currently developing are based upon technologies or therapeutic approaches that are not otherwise in the marketplace. We plan to market BiDil only in the U.S. Key participants in the U.S. pharmaceutical marketplace, such as physicians, payors and patients, may not accept a product intended to improve therapeutic results based on ethnicity. As a result, it may be more difficult for us to convince the medical community, third-party payors and patients to accept and use BiDil. Our business is substantially dependent on market acceptance of BiDil.

Other factors that we believe will materially affect market acceptance of BiDil and our other product candidates include:

•  the timing of our receipt of any marketing approvals outside the U.S., the terms of any non-U.S. approval (including labeling requirements and/or limitations), and the countries in which approvals are obtained, if any;

•  the safety, efficacy and ease of administration and our other product candidates;

•  the ability to produce BiDil and our other product candidates at a competitive price;

•  the success of our promotional programs; and

•  the availability of government and third-party payor reimbursement.

If BiDil is not commercially successful, the value of inventory we have purchased may be materially adversely affected.

We are currently purchasing raw materials and commercial quantities of BiDil finished product to support BiDil after its July 2005 launch.  If we fail to successfully commercialize BiDil, our inventories could be materially impaired and their value diminished, and we could forfeit significant expenditures already incurred.  Moreover, our business and operating results could be materially and adversely affected as a result of inaccurate forecasting of inventory levels because our current forecasting is based upon our estimate of expected customer orders following BiDil’s July 2005 product launch.

The application of our nitric oxide technology is unproven in humans and, as a result, we may not be able to successfully develop and commercialize any products based upon this technology.

A component of our strategy is to seek to improve existing medicines with our proprietary nitric oxide technology. Our product candidates include nitric oxide enhancements of existing drugs. Thus, we are modifying compounds whose chemical and pharmacological profiles are well-documented and understood. However, many of our potential product candidates are new molecules with chemical and pharmacological profiles that differ from that of the existing drugs. These compounds may not demonstrate in patients the chemical and pharmacological properties shown in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. In addition, it is possible that existing drugs or newly-discovered drugs may not benefit from the application of our nitric oxide technology. If we are not able to successfully develop and commercialize drugs based upon our technology, we will not generate revenue based on these drugs, and the value of our stock will decline.

If our clinical trials for any product candidates we advance into clinical testing are not successful, we may not be able to successfully develop and commercialize these product candidates.

In order to obtain regulatory approvals for the commercial sale of our product candidates, we or our collaborators will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our product candidates. We may not be able to obtain authority from the FDA or other regulatory agencies to commence or complete these clinical trials. If permitted, such clinical testing may not prove that our product candidates are sufficiently safe and effective to permit us to obtain marketing approvals from regulatory authorities. Moreover, positive results demonstrated in pre-clinical studies and clinical trials that we complete may not be indicative of results obtained in future clinical trials. Furthermore, we, one of our collaborators, institutional review boards or regulatory agencies may suspend clinical trials at any time if it is believed that the patients participating in such trials are being exposed to unacceptable health risks. Adverse or inconclusive clinical trial results concerning any of our product candidates could require us to conduct additional clinical trials, result in increased costs and significantly delay the filing for marketing approval for those product candidates with the FDA or result in a filing for a narrower indication than was originally sought or result in a decision to discontinue development of those product candidates.

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

We and our partners will not be able to market any of our product candidates in the United States, Europe or in any other country without marketing approval from the FDA or equivalent foreign regulatory agency.  The process of obtaining FDA approval of pharmaceutical products is costly and time consuming. Any new pharmaceutical product must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA. Such regulatory review includes the determination of manufacturing capability and product performance.  The approval process is affected by such factors as:

•             the severity of the disease;

•             the quality of submission;

•             the clinical efficacy and safety;

•             the strength of the chemistry and manufacturing control of the process;

•             the manufacturing facility compliance;

•             the availability of alternative treatments;

•             the risks and benefits demonstrated in clinical trials; and

•             the patent status and marketing exclusivity rights of certain innovative products.

The regulatory process to obtain market approval for a new drug or medical device takes many years and requires expenditures of substantial resources.  We have had only limited experience in preparing applications and obtaining regulatory approvals.

There can be no assurance that the pharmaceutical products currently in development, or those product candidates acquired or in-licensed by us, will be approved by the FDA. In addition, there can be no assurance that all necessary approvals will be granted for future product candidates or that FDA review or actions will not involve delays caused by the FDA’s request for additional information or testing that could adversely affect the time to market and sale of the product candidates.

If we do not receive required regulatory approval or clearance to market any of our product candidates, we will not be able to develop and commercialize these product candidates, which will affect our ability to achieve profitability and cause the value of our common stock to substantially decline.

Even if we obtain regulatory approvals, our marketed products, including BiDil, will be subject to ongoing regulatory review. If we fail to comply with continuing United States and foreign regulations, we could lose our approvals to market our products and our business would be seriously harmed.

Even after approval, any products we develop will be subject to ongoing regulatory review and restrictions, including the review of clinical results which are reported after our products are made commercially available and restrictions on the indications for which we can market the product. The FDA can propose to withdraw our approval if new clinical data or experience show that the new product is not safe for use under the approved conditions of use.  We or the FDA may need to send important information about our products to healthcare providers.  The marketing claims we are permitted to make in labeling or advertising regarding our marketed products are limited to those specified in any FDA approval. For example, because BiDil is specifically approved for labeling for self-identified black patients, we may not promote BiDil for use in other patient populations.  For our prescription drugs, we must submit copies of our advertisements and promotional labeling, including, for example, professional journal advertisements, website pages, professional direct mailers, direct-to-consumer advertisements, convention booth panels and handouts, to the FDA at the time of initial publication or dissemination.  If the FDA believes these materials or statements made by sales representatives or other company officials promote our products for unapproved indications, the FDA could allege our promotional activities misbrand our products.  Specifically, the FDA could issue an untitled letter or warning letter, which requests, among other things,  that we cease such promotional activities, including disseminating the advertisements and promotional labeling, and that we issue corrective advertisements and labeling, including sending letters to healthcare providers.  The FDA also could take enforcement action including seizure of allegedly misbranded product, or injunction or seek criminal prosecution against the company and its officers or employees.  If we repeatedly or deliberately failed to submit such advertisements and labeling to the agency, the FDA could withdraw our approvals.  The FDA also monitors manufacturers’ support of continuing medical education, or CME, programs where the programs involve the manufacturers’ or a competitor’s products to ensure that manufacturers do not influence the CME content as a means of promoting their products for off label uses.

In addition, the manufacturer and manufacturing facilities we use to produce any of our product candidates will be subject to periodic review and inspection by the FDA. We will be required to report any serious and unexpected adverse experiences and certain quality problems with our products and make other periodic reports to the FDA. The discovery of any previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior FDA approval before the product as modified may be marketed. If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, untitled letters, warning letters, civil penalties, suspension or withdrawal of regulatory approvals, product recalls and seizures, injunctions, operating restrictions and/or criminal prosecutions and penalties.

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

If we or our third-party manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions which could affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to fewer acceptances of our products by the market. These enforcement actions include:

•  product seizures;

•  voluntary or mandatory recalls;

•  patient or physician notifications, including letters to healthcare professionals and corrective advertising;

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

We do not manufacture BiDil and have no plans to do so. We have engaged Schwarz Pharma Manufacturing, under a five-year exclusive manufacture and supply agreement solely for the three times daily immediate release dosage formulation of BiDil. Under the supply agreement, we have the right to engage a backup manufacturer. The terms of the supply agreement provide that it may be terminated by either us or Schwarz Pharma under specified circumstances, including a material breach of the supply agreement by either party, the occurrence of a payment default by us, our material impairment of the manufacturing licenses we have granted to Schwarz Pharma or a failure of Schwarz Pharma to supply conforming products. In addition, either party may terminate the supply agreement in the event the FDA takes any action, the result of which is to permanently prohibit the manufacture, sale or use of the product. If we are unable to maintain a commercially reasonable manufacturing agreement for the production of BiDil with Schwarz Pharma, we may not be able to successfully commercialize BiDil and our stock price will decline.

Furthermore, Schwarz Pharma may encounter difficulties in production. These problems may include:

•  difficulties with production costs and yields;

•  quality control and assurance;

•  difficulties obtaining ingredients for our products;

•  shortages of qualified personnel;

•  compliance with strictly enforced federal, state and foreign regulations; and

•  lack of capital funding.

The number of third-party manufacturers with the manufacturing and regulatory expertise and facilities necessary to manufacture finished products for us on a commercial scale is limited, and it would take a significant amount of time to arrange, qualify, and receive necessary regulatory approval for alternative arrangements. We may not be able to contract for manufacturing on acceptable terms, if at all.

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

We do not manufacture any of our other product candidates and have no current plans to develop any capacity to do so in the future. In order to continue to develop products, apply for regulatory approvals and commercialize our products, we plan to rely on third parties for the production of clinical and commercial quantities of our product candidates. Contract manufacturers are subject to ongoing periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with current Good Manufacturing Practices, or cGMP, and other governmental regulations and corresponding foreign standards. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures.  Other than through contract, we do not have control over compliance by our contract manufacturers with these regulations and standards. Our present or future contract manufacturers may not be able to comply with cGMPs and other FDA requirements or similar regulatory requirements outside the United States. Failure of contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us in some cases, including fines, injunctions, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect our business. We will depend upon these third parties to perform their obligations in a timely manner and in accordance with applicable laws and regulations. To the extent that third-party manufacturers with whom we contract fail to perform their obligations in accordance with applicable laws and regulations, we may be adversely affected in a number of ways, including:

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

In December 2002, we entered into an exclusive, worldwide research, collaboration and licensing agreement with Merck pursuant to which we granted Merck marketing and sales rights to our technology for nitric oxide-enhancing COX-2 inhibitors. On September 30, 2004, Merck halted the phase II trial of our lead candidate in nitric oxide-enhancing COX-2 inhibitors. We and Merck terminated our collaboration agreement during November 2004, which will result in the loss of any potential milestone or royalty revenue from the sale of products that may have resulted from the collaboration as well as any research and development funding that we may have received beyond the end of the initial research term in December 2005. In April 2005, the FDA imposed several restrictions on the labeling and sale of non-steroidal anti-inflammatory drugs, including COX-2 inhibitors. If the FDA imposes additional regulatory burdens for the approval of new COX-2 inhibitors, if COX-2 inhibitors continue to pose safety concerns, or if the market for COX-2 inhibitors contracts, then we may lose any investment made in the development of, and any potential revenue that may have resulted from, the development, sale or licensing of nitric oxide-enhancing COX-2 inhibitors.

We currently depend on a collaborative partner for a portion of our revenues and to develop and commercialize nitric oxide enhancing stents based upon our technologies, and we may enter into additional collaborations with third parties to develop and commercialize other product candidates based upon our technologies. These collaborations may not be successful.

We are relying on Boston Scientific to fund the development of and to commercialize nitric oxide-enhancing stents using our technology to prevent the re-closure of arteries, or restenosis, following balloon angioplasty, a treatment to widen blocked arteries. All of our $16.5 million of revenues for 2004 and $1.2 million of revenues for the nine months ended September 30, 2005 were derived from licensing, research and development and milestone payments paid to us by Boston Scientific and from our collaboration with Merck, which we and Merck terminated in November 2004.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. Such estimates and judgments include revenue recognition, the carrying value of our accounts receivables, inventory and assets, our estimates of accrued expenses and our estimates of the fair value of equity instruments granted or sold by us. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, or the assumptions underlying them, may prove to be incorrect. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements.  For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” above.

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

Other factors may also adversely affect our patent protection for BiDil. The combination therapy of isosorbide dinitrate and hydralazine for use in heart failure was developed through lengthy, publicly-sponsored clinical trials conducted during the 1980s, prior to the filing of the patent application that resulted in the 2007 patent. The U.S. Patent and Trademark Office, or U.S. patent office, considered published reports on these clinical trials and concluded that they did not constitute prior art that would prevent the issuance of the 2007 patent. The U.S. patent office also considered the question of whether the 2007 patent constituted prior art with respect to the 2020 patents, and determined that the claims of the 2020 patents were non-obvious and patentable. A court considering the validity of the 2007 or 2020 patents with respect to questions of prior art might be presented with other alleged prior art or might reach conclusions different from those reached by the U.S. patent office. If the 2007 or 2020 patents were to be invalidated or if physicians were to prescribe isosorbide dinitrate and hydralazine separately for heart failure in black patients, our BiDil revenue could be significantly reduced, we could fail to recover the cost of developing BiDil and BiDil might not be a viable commercial product.

If we are not able to obtain and enforce patent protection for our discoveries, our ability to develop and commercialize our product candidates will be harmed, and we may not be able to operate our business profitably.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the patent and other intellectual property laws of the United States and other countries, in order to prevent others from using our inventions and proprietary information. Because certain United States patent applications are confidential until patents issue, such as applications filed prior to November 29, 2000, or applications filed after such date which will not be filed in foreign countries, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over patent applications of others.

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

The issued patents and patent applications for our product candidates and nitric oxide technology include claims with respect to both the composition of specific drugs or compounds and specific methods of using these drugs or compounds in therapeutic areas. In some cases, like BiDil, our only patent protection is with respect to the method of using a drug or compound, and we do not have patent claims covering the underlying composition of the drug or compound. Method-of-use patents may provide less protection for our product candidates and products because it may be more difficult to prove direct infringement against a pharmaceutical manufacturer or distributor once they have gained approval for an alternative indication. In addition, if any other company gains FDA approval for an indication separate from the one we are pursuing and markets a drug that we expect to market under the protection of a method-of-use patent, physicians will be able to prescribe that drug for use in the indication for which we have obtained approval, even though the drug is not approved for such indication. As a practical matter, we may not be able to enforce our method-of-use patents against physicians prescribing drugs for such off-label use. Off-label use and any resulting off-label sales could make it more difficult to obtain the price we would otherwise wish to achieve for, or to successfully commercialize, our products. In addition, in those situations where we have only method-of-use patent coverage for a product candidate, it may be more difficult to find a pharmaceutical company partner to license or support development of our product candidate.

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

A third party may sue us for infringing on its patent rights. Likewise, we may need to resort to litigation to enforce a patent issued to us or to determine the scope and validity of third-party proprietary rights. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, our strategy of providing nitric oxide-enhancing versions of existing products could lead to more patent litigation as the markets for these existing products are very large and competitive. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

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

The pharmaceutical and medical device industries are highly competitive and characterized by rapid and significant technological change. Our principal competitors in the markets we have targeted, including cardiovascular disease, are large, multinational pharmaceutical and medical device companies that have substantially greater financial and other resources than we do and are conducting extensive research and development activities on technologies and product candidates similar to or competitive with ours. Many of our competitors are more experienced than we are in pharmaceutical and medical device development and commercialization, obtaining regulatory approvals and product marketing and manufacturing.  As a result, they may:

•             develop and commercialize products that render our products obsolete or non-competitive or that block or delay approval of our products as a result of patent or non-patent exclusivity;

•             develop product candidates and market products that are less expensive or more effective than our future products;

•             commercialize competing products before we or our partners can launch any products developed from our product candidates;

•             initiate or withstand substantial price competition more successfully than we can;

•             have greater success in recruiting skilled scientific workers from the limited pool of available talent; and

•             more effectively negotiate third-party licenses and strategic relationships; and take advantage of product acquisition or other opportunities more readily than we can.

There are a number of companies currently marketing and selling products to treat heart failure in the general population that will compete with BiDil. These include GlaxoSmithKline, plc, which currently markets Coreg®, Merck & Co., Inc., which currently markets Vasotec®, Pfizer, Inc., which currently markets Inspra®, and Astra Zeneca, plc, which currently markets Toprol XL®.

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

Since reimbursement approval for a product is required from third-party and government payors, seeking this approval, particularly when seeking approval for a preferred form of reimbursement over other competitive products, is a time-consuming and costly process. Third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of any product we might bring to market. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products or at all. Once reimbursement at an agreed level is approved by a third-party payor, we may lose that reimbursement entirely, or we may lose the similar or better reimbursement we receive compared to competitive products. As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved. In addition, legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of our products. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our products may cause our revenue to decline.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2005, we had outstanding 30,479,472 shares of common stock. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Insiders have substantial control over us and could delay or prevent a change in corporate control.

As of September 30, 2005, our directors, executive officers and principal stockholders, together with their affiliates, own, in the aggregate, approximately 47% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate and U.S. government-related securities, directly or through managed funds, with average contractual maturities of less than two years. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.           Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.           Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NITROMED, INC.

Date: November 3, 2005	By:	/s/ LAWRENCE E. BLOCH, M.D., J.D.
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