Form 10-Q
period 2006-03-31
NITROMED INC
filed 2006-05-02
CIK 927829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006

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

As of April 28, 2006, the registrant had 36,662,018 shares of Common Stock, $0.01 par value per share, outstanding.

NITROMED, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

NITROMED, INC.

CONDENSED BALANCE SHEETS
(in thousands, except par value amounts)

	March 31, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$35,541	$11,091
Marketable securities	58,351	50,450
Accounts receivable	702	4,078
Inventories	3,156	3,247
Prepaid expenses and other current assets	3,320	3,860
Total current assets	101,070	72,726
Property and equipment, net	2,259	2,992
Restricted cash	802	803

Total assets	$104,131	$76,521

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,646	$11,810
Accrued expenses	9,535	11,269
Accrued restructuring	1,441	—
Deferred revenue	520	3,451
Current portion of long–term debt	6,429	6,272

Total current liabilities	27,571	32,802

Long-term debt	8,986	10,653

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 65,000 shares authorized; 36,640 and 30,512 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	367	305
Additional paid-in capital	335,623	276,510
Deferred stock-based compensation	—	(1,208)
Accumulated deficit	(268,395)	(242,471)
Accumulated other comprehensive loss	(21)	(70)
Total stockholders’ equity	67,574	33,066

Total liabilities and stockholders’ equity	$104,131	$76,521

See accompanying notes.

NITROMED, INC.

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Product sales	$2,316	$—
Research and development	—	398
Total revenues	2,316	398

Cost and operating expenses:
Cost of product sales	896	—
Research and development (1)	6,152	7,696
Sales, general and administrative (1)	19,632	13,063
Restructuring charge	2,038	—
Total cost and operating expenses	28,718	20,759
Loss from operations	(26,402)	(20,361)
Non-operating income:
Interest expense	(396)	—
Interest income	874	772
	478	772

Net loss	$(25,924)	$(19,589)

Basic and diluted net loss per common share	$(0.75)	$(0.65)
Shares used in computing basic and diluted net loss per common share	34,597	30,234

(1)          Includes employee and non-employee stock-based compensation expense for the three months ended March 31, 2006 and 2005 in the amounts of $1.7 million, and ($0.2) million, respectively.

See accompanying notes.

NITROMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net loss	$(25,924)	$(19,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	236	204
Non-cash restructuring charge	597	—
Stock-based compensation expense	1,734	(207)
Changes in operating assets and liabilities:
Accounts receivable	3,376	—
Inventories	91	(2,719)
Prepaid expenses and other current assets	540	(746)
Deferred revenue	(2,931)	(398)
Accounts payable and accrued expenses	(3,898)	6,222
Accrued restructuring charge	1,441	—
Net cash used in operating activities	(24,738)	(17,233)
Investing activities
Purchases of property and equipment	(100)	(568)
Purchases of marketable securities	24,375	(45,965)
Sales of marketable securities	(32,227)	46,745
Other assets	1	(4)
Net cash provided by (used in) investing activities	(7,951)	208
Financing activities
Proceeds from sale of common stock	58,562	—
Principal payments on long-term debt	(1,510)	—
Proceeds from employee stock plans	87	280
Net cash provided by financing activities	57,139	280
Net change in cash and cash equivalents	24,450	(16,745)
Cash and cash equivalents at beginning of period	11,091	35,882
Cash and cash equivalents at end of period	$35,541	$19,137

See accompanying notes.

NITROMED, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2006

(1)                                 Basis of Presentation

The accompanying unaudited financial statements of NitroMed, Inc. (“NitroMed” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2006. These unaudited financial statements should be read in conjunction with the Company’s latest annual audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2006.

(2)                                 Revenue Recognition

The Company’s principal source of revenue is the sale of BiDil® (isosorbide dinitrate/hydralazine hydrochloride), the Company’s product for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapies. BiDil was launched and began shipping in the third quarter of 2005. Other sources of revenue include collaboration revenue, which has generally been recognized ratably over the research and development collaboration term.

Product Sales/Deferred Revenue. The Company follows the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition and recognizes revenue from product sales upon delivery of product to wholesalers or pharmacies, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesaler and collectability of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, the Company defers the recognition of revenue by recording deferred revenue until such time that risk of loss has passed. In addition, the Company evaluates the level of shipments to wholesalers and pharmacies on a quarterly basis compared to the estimated level of inventory in the channel, remaining shelf-life of the product shipped and quarterly forecasted sales. As a result of this evaluation, the Company deferred $2.1 million of revenue from December 2005 shipments and recorded this amount in deferred revenue as of December 31, 2005. In the first quarter of 2006, the Company reversed $1.4 million of this deferred revenue and recognized $672,000 of revenue. The cost of BiDil associated with amounts recorded as deferred revenue are recorded in inventory until such time as risk of loss has passed. As of March 31, 2006, the Company deferred $411,000 related to shipments in the first quarter of 2006.

Sales Returns, Allowances, Rebates and Discounts.   The Company’s product sales are subject to returns, allowances, rebates and discounts that are customary in the pharmaceutical industry. A large portion of the Company’s product sales are made to pharmaceutical wholesalers for further distribution through pharmacies to patients, who are consumers of the product. All revenues from product sales are recorded net of applicable allowances for sales returns, wholesaler allowances, rebates and cash and contract discounts. The Company determines provisions for sales returns, allowances, rebates and discounts based primarily on estimates and on contractual terms. In developing a reasonable estimate for the reserve for product returns, the Company considers the factors in paragraph 8 of Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When a Right of Return Exists. Although the Company has not yet developed its own history of product returns because of the recent launch of BiDil, the Company believes it has developed a reasonable estimate of returns. BiDil has characteristics that are similar to drugs for the broader heart failure market, such as similar channels of distribution, similar shelf lives and similar return rights. The Company has been able to verify through discussions with other pharmaceutical firms that promote and sell other heart failure drugs that the Company’s initial estimate of returns is reasonable in relation to product launch. The Company will continue to monitor actual returns as the Company gains more sales experience with BiDil.

Product Returns.   Consistent with industry practice, the Company offers contractual return rights that allow customers to return product only during the period that is three months prior to, and twelve months after product expiration. Commercial product shipped during 2005 and the first quarter of 2006 had a shelf-life of twelve months from date of manufacture with expiration dates ranging from April 2006 to December 2006. Factors that are considered in the Company’s estimate of future product returns include an analysis of the amount of product in the wholesaler and pharmacy channels, discussions with key wholesalers and other customers regarding inventory levels and shipment trends, review of consumer consumption data as reported by Source Projected Launchtrac, and Wolters Kluwer Health, return rates for similar pharmaceutical products that are sold in the same distribution channel, the remaining time to expiration of the Company’s product and the Company’s forecast of future sales of the product. For the three months ended March 31, 2006, the Company recorded a reduction to revenue of $364,000 for product returns. At March 31, 2006, and December 31, 2005 the Company’s product return reserve was $142,000 and $98,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, the Company believes its estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to the Company’s financial statements.

Initial Trade Shipments Incentive.   During July  2005, the Company offered certain product stocking incentives to a number of wholesalers and pharmacy customers. These incentives included units with guaranteed sales provisions and extended payment terms. As a result of these provisions, the Company concluded that these sales were essentially consignment sales as the risk of loss of these units has not passed to the customer. Accordingly, the Company deferred all revenue related to these units until such time as the unit is provided to a patient with a prescription and $1.2 million was recorded as deferred revenue at December 31, 2005. At March 31, 2006, the Company had either recognized the revenue related to these units, or the units had been returned or estimated to be returned.

Cash Incentives.   During the third quarter of 2005, the Company offered certain additional incentives to a number of pharmacy customers. These cash incentives included placement and advertising assistance in the amount of $328,000. The Company recorded this amount as a reduction to revenue for the year ended December 31, 2005. No cash incentives were offered during the three month period ended March 31, 2006.

Sample Voucher Program.   Beginning in the third quarter of 2005, the Company initiated a sample voucher program whereby the Company offers an incentive to patients in the form of a free 30-day trial, or approximately 100 tablets, of BiDil. The Company accounts for this program in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (EITF No. 01-09). These sample vouchers have quarterly expiration dates such that each sample voucher program is only active for one quarter at a time. As a result, at the end of each quarter the Company can determine the actual amount of reimbursement claims received for the vouchers distributed during the third quarter. The amount of reimbursement is recorded as a reduction to revenue. This program has been repeated quarterly. As a result of this program, the Company recorded a reduction to revenue of $343,000 for the three month period ended March 31, 2006. The Company expects to continue to offer sample voucher incentives in future periods.

Sales Discounts, Rebates and Allowances.   Sales discounts, rebates and contractual allowances result primarily from sales under contract with healthcare providers, wholesalers, Medicaid programs and other governmental agencies. The Company estimates rebates and contractual allowances, cash and contract discounts and other rebates by considering the following factors: current contract prices, terms, sales volume, estimated customer and wholesaler inventory levels and current average rebate rates. For the three month period ended March 31, 2006, the Company recorded cash discounts, rebates and other allowances of $397,000.

Collaboration Revenue.   The Company records collaboration revenue on an accrual basis as it is earned and when amounts are considered collectible. Revenues received in advance of performance obligations or in cases where the Company has a continuing obligation to perform services are deferred and recognized over the contractual or estimated performance period. Revenues from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. When the Company is required to defer revenue, the period over which such revenue should be recognized is subject to estimates by management and may change over the course of the collaborative agreement. The Company had no collaboration revenue for the three month period ended March 31, 2006.

(3)                                 Accounts Receivable

Accounts receivable consists of amounts due from wholesalers and pharmacies for the purchase of BiDil. Ongoing evaluations of customers are performed and collateral is generally not required. As of March 31, 2006, the Company has not reserved any amount for bad debts related to the sale of BiDil. The Company continuously reviews all customer accounts to determine if an allowance for uncollectible accounts is necessary. The Company currently provides substantially all of its distributors with payment terms of up to 30 days on purchases of BiDil. Amounts past due from customers are determined based on contractual payment terms. Through March 31, 2006, payments have generally been made in a timely manner.

(4)                                 Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$2,474	$2,599
Finished goods	661	481
Consigned inventory	21	167
Total	$3,156	$3,247

On a quarterly basis, the Company analyzes its current inventory levels and future irrevocable inventory purchase commitments and writes down inventory that has become un-saleable, inventory that has a cost basis in excess of its expected net realizable value and future irrevocable inventory purchase commitments that are in excess of expected future product sales. Expired inventory is disposed of, and the related costs are written off. For the three month period ended March 31, 2006, the Company recorded an inventory impairment charge of $482,000 to cost of product sales related to commercial trade and patient sample inventory product in excess of expected future inventory requirements based on the Company’s current sales forecast.

(5)                                 Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the first three months of 2006 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards. Results for prior periods have not been restated. For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. EITF 96-16 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. The fair value of unvested non-employee stock awards is re-measured at each reporting period.

Stock Option Plans. The Company’s Restated 1993 Equity Incentive Plan (the “1993 plan”) provided for the grant of incentive stock options, nonstatutory stock options and restricted stock awards to purchase up to 2,288,200 shares of common stock. Officers, employees, directors, consultants and advisors of the Company were eligible to be granted options under the 1993 plan at a price not less than 100% (110% in the case of incentive stock options granted to 10% or greater stockholders) of the fair market value of such stock, as determined by the Board of Directors, at the time the option is granted. In May 2003, the Company’s stockholders approved the 2003 Stock Incentive Plan (the “2003 Plan”), under which 800,000 shares of common stock were authorized for issuance. In October 2003, the stockholders of the Company approved an amended and restated plan which provided, among other things, for an increase of shares authorized for issuance under the 2003 Plan to 2,500,000. In May 2005, the stockholders of the Company approved an amended plan which provided for an increase of shares authorized for issuance under the 2003 Plan to 3,600,000, and the adoption of a “evergreen provision” that allows for an annual increase in the number of shares of the Company’s common stock available for issuance under the 2003 Plan. The evergreen provision provides for an annual increase to be added on the first day of each fiscal year of the Company during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2013, such increase to be equal to the lesser of (i) 1,400,000 shares of the Company’s common stock, (ii) 4% of the outstanding shares on that date or (iii) an amount determined by the Company’s board of directors.

While the Company may grant options to employees, which become exercisable at different times or within different periods, the Company generally has granted options to employees that are exercisable in annual installments of 25% each on the first four anniversary dates of the grant.

Employee Stock Purchase Plan   The Company also has an employee stock purchase plan (“ESPP”) that allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The current offering period began January 1, 2006 and is scheduled to end on June 30, 2006; therefore, January 1, 2006 is considered the grant date for the purposes of recognizing the stock-based compensation expense for this offering period. Under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), the Company was not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the Company’s ESPP. Upon adoption of SFAS 123R, the Company began recording stock-based compensation expense related to the ESPP.

As a result of the January 1, 2006 adoption of SFAS 123R and stock compensation expense related to options granted to non-employees, the Company recognized $1.7 million in stock based compensation expense for the three months ended March 31, 2006.

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS 123R in the first quarter of 2005. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

Three Months Ended
(in thousands, except per share amounts)	March 31, 2005
Net loss as reported	$(19,589)
Add: Stock-based employee compensation expense included in reported net loss	19
Deduct: Stock-based employee compensation expense determined under fair value based method	(1,082)
Pro forma net loss	$(20,652)

Basic and diluted net loss per share
As reported	$(0.65)
Pro forma	$(0.68)

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Three Months Ended March 31,
	2006	2005
Volatility	73%	73%
Risk-free interest rate	4.6%	4.1%
Expected life (years)	6.5	6.0
Dividend	None	None

Volatility is determined exclusively on historical volatility data of the Company’s common stock based on the period of time since the Company’s common stock has been publicly traded. The expected life of stock options granted is based exclusively on historical data and represents the weighted average period of time that stock options granted are expected to be outstanding. The expected life is applied to one group as a whole as the Company does not expect substantially different exercise or post-vesting termination behavior amongst its employee population. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption.

The Company is using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 4.4% to all unvested options as of March 31, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended March 31, 2006 and 2005 were $6.59 and $14.53, respectively. For the three months ended March 31, 2005, the Company granted 62,100 in stock options with a weighted average exercise price of $21.61.

A summary of option activity under the Company’s 2003 Plan as of March 31, 2006, and changes during the three month period then ended is presented below (in thousands, except weighted average data):

	Options Outstanding	Weighted- average Exercise Price	Weighted-average Remaining Contracted Term in Years	Aggregate Intrinsic Value

Outstanding at December 31, 2005	3,820	$9.39
Granted	2,139	$9.46
Exercised	(37)	$2.34
Forfeited/Cancelled	(795)	$13.21
Outstanding at March 31, 2006	5,127	$8.88	7.47	$10,072
Exercisable at March 31, 2006	1,592	$4.58	3.40	$7,882

During the three months ended March 31, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $345,000 and the total amount of cash received from exercise of these options was $87,000. The total grant-date fair value of stock options that vested during the three months ended March 31, 2006 was approximately $755,000.

As of March 31, 2006, there was $20.4 million of total unrecognized compensation cost related to unvested share based awards. This cost is expected to be recognized over a weighted average period of 1.5 years. The Company expects approximately 4,280,000 in unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

(6)                                 Restructuring

On March 31, 2006, the Company recorded charges of $2.0 million for a restructuring of its discovery research operations that is intended to better align costs with revenue and operating expectations. The restructuring charges pertain to employee severance benefits and impairment of assets. The restructuring charges were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In connection with the restructuring plan, the Company terminated 30 employees from its discovery research group, or approximately 30% of the Company’s workforce, resulting in a charge of $1.4 million, which was accrued as of March 31, 2006. None of these employees remained employed as of March 31, 2006.

As a result of terminating these employees, the Company recorded an impairment charge for certain research laboratory equipment, computer equipment, and furniture and fixtures aggregating $597,000, for which their future use is currently uncertain. These assets were written down to their fair value utilizing a third party appraiser to estimate fair value based on current market quotes and the current condition of the equipment, furniture and fixtures.

(7)                                 Accumulated Other Comprehensive Loss

The Company presents comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income is comprised entirely of unrealized gains and losses on available-for-sale marketable securities. For the three months ended March 31, 2006 and 2005, total comprehensive loss equaled $25,973,000 and $19,620,000 respectively.

(8)                                 Sale of Common Stock

On January 25, 2006, the Company completed a direct offering of shares of the Company’s common stock previously registered under an effective shelf registration statement. Pursuant to this offering, the Company sold approximately 6.1 million shares of the Company’s common stock to selected institutional investors at a price of $10.25 per share. Proceeds to the Company from this registered direct offering, net of offering expenses and placement agency fees, totaled $58.6 million.

(9)                                 Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2006	2005
Basic and Diluted:
Net loss	$(25,924)	$(19,589)

Weighted average common shares used to compute net loss per share	34,597	30,234
Basic and diluted net loss per share	$(0.75)	$(0.65)

As of March 31, 2006 and 2005, options to purchase 5,126,666 and 3,156,449 shares of common stock, respectively, and warrants to purchase -0- and 13,861 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

(10)                          Single Source Suppliers

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

(11)                          Concentration of Credit Risk

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

The following table summarizes the number of trade customers that individually comprise greater than 10% of total revenues and their respective percentage of the Company’s total revenues. This table excludes revenues from two collaboration agreements which the Company recognized as revenues in 2005:

	Number of Significant	Percentage of Total Revenues by Customer
	Customers	A	B	C
Three months ended:
March 31, 2006	3	35%	27%	21%

The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their respective percentage of the Company’s total accounts receivable:

	Number of Significant	Percentage of Total Accounts Receivable by Customer
	Customers	A	B
As of:
March 31, 2006	2	37%	35%
December 31, 2005	2	21%	59%

To date, the Company has not written off any significant accounts receivable.

(12)                          Long Term Debt

On June 28, 2005, the Company borrowed (i) $10.0 million from Oxford Finance Corporation (“Oxford”), and (ii) $10.0 million from General Electric Capital Corporation (“GECC”) pursuant to the terms of Promissory Notes (“the Notes”). The Notes bear interest at a fixed rate of 9.95% per annum and are payable in 36 consecutive monthly installments of principal and accrued interest, beginning on July 1, 2005. Also on June 28, 2005, the Company entered into Master Security Agreements with both Oxford and GECC (“the Agreements”). Under terms of these Agreements, the Company granted to both Oxford and GECC a security interest in and against all of the property of the Company and in and against all additions, attachments, accessories and accessions to such property, all substitutions, replacements or exchanges, and all insurance and/or other proceeds (“the Collateral”). The Collateral comprises all of the Company’s personal property and fixtures including, but not limited to, all inventory, equipment, fixtures, accounts, deposit accounts, documents, investment property, instruments, general intangibles, chattel paper and any and all proceeds (but excluding intellectual property). The Collateral does not include any intellectual property or products (or interests in any intellectual property or products (including any royalties)) acquired, whether by purchase, license or otherwise, on or after the execution of the Agreements (collectively, “New Property”), nor do the Agreements limit any indebtedness secured by any New Property provided that debt or non-cash equity (e.g., stock) is used to acquire New Property. In the event that the Company uses cash to purchase New Property, Oxford’s and GECC’s existing liens will extend to such New Property. The Agreements also contain a material adverse change clause with both Oxford and GECC. Under this clause, if Oxford or GECC reasonably determines that the Company’s ability to repay the Notes has been materially impaired, the Company would be considered in default. As of March 31, 2006, the Company was in compliance with this clause.

(13)                          Commitments and Contingencies

In connection with the Company’s efforts to obtain the approval of BiDil from the FDA, the Company contracted with the law firm of FoxKiser LLC (“FoxKiser”) for services related to the regulatory approval process for BiDil. The agreement provided for payment of legal consulting fees upon receipt of written FDA approval of BiDil. In addition, the agreement requires the Company to pay royalties to FoxKiser on commercial sales of BiDil. The royalty term ends six months after the date of market introduction of an FDA-approved generic version of BiDil. During the third quarter of 2005, the Company entered into a separate consulting agreement with FoxKiser following the approval by the FDA of BiDil. During the three month periods ended March 31, 2006 and 2005, the Company recorded charges of $330,000 and $266,000, respectively, pertaining to the legal consulting fees related to these agreements. On June 23, 2005, the Company received written FDA approval of BiDil, and in July 2005, the Company paid $2.4 million pursuant to the terms of these agreements.

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

On July 20, 2004, the Market Regulation Department of the National Association of Securities Dealers, Inc. (“NASD”) advised the Company that it initiated a review of trading activity in the Company’s common stock surrounding the Company’s July 19, 2004 announcement that it had halted its phase III clinical trial of BiDil due to the significant survival benefit seen with BiDil. The NASD is reviewing, among other things, information on relationships between the Company’s officers, directors and service providers and individuals and institutions that may have traded in the Company’s common stock prior to the July 19, 2004 announcement. The Company has cooperated with this review and has identified certain persons on the list provided to the Company by the NASD as having a relationship with the Company’s former chief executive officer and others at the Company. The Company has established a special committee of its board of directors to oversee the Company’s response to this review. The Company is presently unable to predict the outcome of this matter or the timing of its resolution.

In November 2004, as amended in May 2005, the Company executed an agreement with Publicis Selling Solutions, Inc. (“Publicis”), a contract sales organization, pursuant to which, on the Company’s behalf, Publicis has employed and trained a specialty sales force currently consisting of approximately 144 sales representatives to sell BiDil to the Company’s target prescriber markets. The agreement is for a current term of 24 months beginning on January 31, 2005, with the Company’s option to continue the agreement beyond this term. The Company recorded costs in 2005 of $29.8 million, excluding one-time start-up costs, and projects costs in 2006 under the agreement to be approximately $24.3 million. The Company has the right to terminate this agreement upon 90 days written notice to Publicis. If the Company elects to terminate the agreement during the period between January 31, 2006 and July 31, 2006, the Company will be required to pay a termination fee of $750,000. If the Company terminates the agreement after July 31, 2006, Publicis is not eligible for a termination fee.

On February 16, 2005, the Company engaged Schwarz Pharma Manufacturing, Inc. (“Schwarz Pharma”) under a five-year exclusive manufacturing and supply agreement solely for the three times daily immediate release dosage formulation of BiDil. Under the supply agreement, the Company has the right to engage a backup manufacturer but to date has not elected to use this right. In connection with this supply agreement, the Company placed binding purchase orders of $1.3 million and $1.3 million for production of BiDil finished goods to occur during the second and third quarter of 2006.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an emerging pharmaceutical company with substantial expertise and intellectual property in nitric oxide-based drug development. We have devoted substantially all of our efforts towards the research and development of our product candidates and the commercialization of our currently marketed product, BiDil®. Since our inception, we have mainly funded our operations through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from collaborative partners and, more recently, sales of BiDil. We have never been profitable and have incurred an accumulated deficit of $268.4 million as of March 31, 2006.

In June 2005, the U.S. Food and Drug Administration, or FDA, approved our product, BiDil, for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapies. BiDil is an orally administered fixed-dose combination of isosorbide dinitrate and hydralazine hydrochloride. We commercially launched BiDil in July 2005 and generated product sales of $2.3 million during the first quarter of 2006. We market BiDil to primary care physicians and cardiologists who treat African Americans with heart failure. Our sales and marketing organization is comprised internally of a senior vice president of sales and marketing, a senior vice president of sales, a vice president of marketing, three regional sales directors and fifteen district sales managers. In addition, we have an agreement with Publicis Selling Solutions pursuant to which, on our behalf, Publicis has employed and trained a specialty sales force currently consisting of 144 sales representatives to sell BiDil to our target prescriber markets. We have also engaged Schwarz Pharma under a five-year exclusive manufacturing and supply agreement exclusively for the three times daily immediate release dosage formulation of BiDil.

We have also applied our nitric oxide technology to develop novel pharmaceuticals, as well as safer and more effective versions of existing drugs, and to target significant diseases that are characterized by a deficiency in nitric oxide. In March 2006, we restructured our research and development operations, including the termination of 30 employees in our discovery research group and recorded an impairment charge related to certain research laboratory equipment, computer equipment and furniture and fixtures. We intend to focus on the continued development of both an extended release formulation of BiDil, which we refer to as BiDil XR, as well as- out-licensing of our nitric oxide-enhancing technology in exchange for potential milestone payments and royalties on sales.

We expect that research, development and commercialization expenses relating to our product candidates and to enhancing our core technologies will continue to decrease significantly in the near term. We also estimate that sales, general and administrative costs will continue to increase in connection with the commercialization of BiDil. We currently estimate that our operating expenses related to research and development, and sales, general and administrative for the year ended December 31, 2006, will be in the range of $95 million to $110 million, excluding cost of product sales. At March 31, 2006, our principal source of liquidity was $93.9 million of cash and cash equivalents and marketable securities. We believe that our existing sources of liquidity and cash expected to be generated from future operations will be sufficient to fund the current business plan for at least the next twelve months.

In the near-term, a key driver of our success will be our ability to successfully commercialize and achieve market penetration of BiDil. We will need to generate significant revenues to achieve profitability. At the present time, we are unable to estimate the level of revenues that we will realize from the sales of BiDil. We are therefore unable to estimate when we will achieve profitability, if at all.

Financial Operations Overview

Revenue. Our first commercial product, BiDil, was launched in July 2005, and generated product sales of $2.3 million in the first quarter of 2006. Prior to the launch of BiDil, all of our revenue had been derived from license fees, research and development payments and milestone payments that we have received from our corporate collaborators. In future years, we will seek to generate revenue from a combination of product sales, up-front fees, milestone and royalty payments in connection with collaborative or strategic relationships, as well as royalties resulting from the out-licensing of our intellectual property. We currently have no collaborative agreements and generated no revenue from collaborative agreements in the first quarter of 2006. We expect that any collaborative revenue we generate in the future will fluctuate from quarter to quarter as a result of the timing and amount of research and development, milestone and other payments received under our collaborative or strategic relationships and related continuing obligations, as well as the timing and amount of revenue we recognize for the sale of our product candidates, to the extent any are successfully commercialized.

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

The following summarizes our primary research and development programs. As a result of a restructuring in March 2006, we terminated substantially all of the employees in our discovery research group and determined to limit our future internal development activities to the continued development of BiDil XR. We intend to seek out-licensing and collaboration arrangements for our portfolio of pre-clinical nitric oxide-enhancing technologies, including NMI-3377, a late-stage pre-clinical cardio-renal compound. Except as provided below, we have not provided cumulative program costs to date because prior to 2000 we did not track and accumulate cost information by research program.

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

•    BiDil XR. The current formulation of BiDil is an immediate-release tablet that must be taken three times daily. We are currently pursuing the development of an extended release formulation of BiDil, which we refer to as BiDil XR, that could be taken either once or twice a day, depending on the particular formulation we pursue. Since inception to date we have incurred approximately $2.3 million on the development of BiDil XR. This product is currently in a pre-clinical stage of development. Because of its stage of development, and the uncertainties inherent in pharmaceutical development generally, we may not be able to successfully develop and commercialize BiDil XR. Moreover, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material cash inflows are expected to commence, if at all, for BiDil XR.

•    Nitric Oxide-Enhancing Cardiovascular Compounds. We have utilized our nitric oxide expertise and proprietary position to develop a proprietary nitric oxide-enhancing cardio-renal compound, referred to as NMI-3377. This product is currently in pre-clinical development. We have retained all commercial rights to this product candidate and are currently seeking out-licensing and collaboration opportunities for this compound. Currently, we do not intend to incur additional internal research and development expenses related to NMI-3377. Because this compound is in pre-clinical development, the successful development of this product candidate is highly uncertain. In addition, we cannot be certain if we will be able to secure an out-licensing or collaboration partner for this compound on favorable terms, if at all. As such, we are not able to estimate when material cash inflows from product sales, milestones and royalties could commence.

•    Other Discovery Research. We have used our know-how and expertise in nitric oxide to develop new chemical entities, or drugs, that are nitric oxide-enhancing versions of existing medicines in the areas of cardiovascular, gastrointestinal/anti-inflammatory and pulmonary medicine. These studies are at a pre-clinical stage of testing, and it remains speculative whether the addition of nitric oxide will result in an improved clinical profile of these medicines. We are currently seeking out-licensing and collaboration opportunities for these product candidates, and are not presently engaging in any internal research and development activities with respect to these drugs. We cannot be certain if we will be able to secure out-licensing or collaboration partners for these product candidates on favorable terms, if at all. As such, we are not able to estimate when material cash inflows from product sales, milestones and royalties could commence, if ever.

•    Nitric Oxide Stents. We formerly had a research agreement with Boston Scientific Corporation, or Boston Scientific, to develop cardiovascular stents enhanced with a bio-compatible polymer that is capable of releasing nitric oxide. The research program under this agreement focused on pre-clinical development. In accordance with the terms of our agreement with Boston Scientific, the research term expired in December 2005. We intend to seek out-licensing and collaboration opportunities for these product candidates, subject to the terms of our agreement with Boston Scientific and pending resolution of the ongoing rights of the parties with respect to this technology. We cannot be certain if we will be able to secure out-licensing or collaboration partners for these product candidates on favorable terms, if at all. Significant additional expenditures will be required to conduct pre-clinical testing and to apply for, and conduct, clinical trials. We are not presently engaging in any internal research and development activities with respect to cardiovascular stents. Because this program is in pre-clinical development, the successful development of products based upon this program is highly uncertain. As such, we are unable to estimate when material cash inflows from milestones and royalties could commence.

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

We have incurred, and expect to continue to incur, increased sales, general and administrative expense for investor relations and other activities associated with operating as a public company. We expect to continue to incur increased internal and external business development costs to support our various product development and out-licensing efforts, which can vary from period to period.

Non-Operating Income. Interest income includes interest earned on our cash, cash equivalents and marketable securities, and interest expense associated with our long-term debt.

Boston Scientific Collaboration.   In November 2001, we entered into a research, development and license agreement with Boston Scientific in the field of restenosis. The research term of the Boston Scientific agreement expired on December 31, 2005, although certain rights extend beyond this term. In accordance with the terms of the agreement, we granted Boston Scientific an exclusive worldwide license to develop and commercialize nitric oxide-enhancing cardiovascular stents. We also granted to Boston Scientific a right of first refusal to obtain an exclusive license under our nitric oxide technologies to commercialize products for restenosis, which right of first refusal is for a period of three years after the end of the research term. In December 2003, we agreed to extend the agreement to continue the research and development collaboration through December 2005. Boston Scientific made an up-front license payment of $1.5 million to us in 2001, and made an additional payment of $3.0 million in December 2003 in connection with the extension of the research and development collaboration. Boston Scientific also made a $3.5 million equity investment in our stock in 2001. In August 2003, in connection with a private placement, Boston Scientific made an additional $500,000 equity investment in our stock.

Results of Operations

Three Months Ended March 31, 2006 and 2005

Revenue. Total revenue for the three months ended March 31, 2006 was $2.3 million compared to $0.4 million for the three months ended March 31, 2005.

Product sales of BiDil accounted for all of the $2.3 million of revenue for the three month period ended March 31, 2006. We commercially launched BiDil in July 2005. There were no product sales for the three month period ended March 31, 2005.

We had no research and development revenue for the three month period ended March 31, 2006 compared to $0.4 million of research and development revenue for the three month period ended March 31, 2005, due to the termination of the Boston Scientific agreement in December 2005.

Cost of Product Sales. Cost of product sales was $896,000 for the three month period ended March 31, 2006. There were no cost of product sales for the three month period ended March 31, 2005. Cost of product sales for the three month period ended March 31, 2006 includes an impairment charge of commercial trade product and patient sample inventory of $482,000.

Stock-based Compensation Expense. On January 1, 2006, we adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective application method. Compensation cost is calculated on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model and is recognized ratably over the employee’s service period.

Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, generally recognized no compensation cost for employee stock options. The adoption of SFAS 123R under the modified prospective application method allowed us to recognize compensation cost beginning with the effective date (a) based on the requirement of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation (SFAS 123) for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Under the modified prospective application method, prior periods are not restated for the effect of SFAS 123R.

As a result of adopting SFAS 123(R) on January 1, 2006, we recognized $1.7 million in stock based compensation expense for the three months ended March 31, 2006.

As of March 31, 2006, the total unrecognized compensation cost related to unvested awards was approximately $20.4 million, which will be recognized over a weighted average period of 1.5 years.

Research and Development. Research and development expense for the three months ended March 31, 2006 was  $6.2 million compared to $7.7 million for the three months ended March 31, 2005. The $1.5 million, or 19% decrease in research and development expenses in the current period was primarily due to decreases in medical expenditures supporting the commercial launch of BiDil and the completion of the extended African American Heart Failure Trial (“XA-HeFT”) in December 2005, offset partially by increases in compensation expense related to SFAS 123R, and other stock based compensation expenses related to non-employees.

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Research and Development Program
BiDil	$3.3	$5.8
BiDil XR	0.1	—
Other discovery research	1.1	0.4
Nitric oxide-enhancing cardiovascular compounds	1.5	1.1
Nitric oxide enhanced stents	0.2	0.4

Total research and development expense	$6.2	$7.7

Sales, General and Administrative. Sales, general and administrative expense for the three months ended March 31, 2006 was $19.6 million compared to $13.1 million for the three months ended March 31, 2005. The $6.5 million, or 50% increase in sales, general and administrative expense was primarily due to $4.9 million in advertising and promotional expenses related to the commercialization of BiDil, including costs related to the contract sales force agreement with Publicis, and $1.3 million in compensation expenses related to SFAS 123R, and $722,000 of severance benefits related to the cessation of service on March 20, 2006 of our then President and Chief Executive Officer and then Chief Financial Officer, Chief Business Officer and Treasurer, partially offset by decreases in professional, sales training and meeting fees.

Restructuring charge  On March 31, 2006, we recorded charges of $2.0 million for a restructuring of our discovery research operations that is intended to better align costs with revenue and operating expectations. The restructuring charges pertain to employee severance benefits and impairment of assets. The restructuring charges were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In connection with the restructuring plan, we terminated 30 employees from our discovery research group, or approximately 30% of our workforce, resulting in a charge of $1.4 million, which was accrued as of March 31, 2006. None of these employees remained employed as of March 31, 2006.

As a result of terminating these employees we recorded an impairment charge for certain research laboratory equipment, computer equipment, and furniture and fixtures aggregating $597,000, for which their future use is currently uncertain. These assets were written down to their fair value utilizing a third party appraiser to estimate fair value based on current market quotes and the current condition of the equipment, furniture and fixtures.

Non-Operating Income. Non-operating income for the three months ended March 31, 2006 was $478,000 compared to $772,000 for the three months ended March 31, 2005. The $294,000, or 38% decrease, was primarily due to $396,000 in interest expense incurred on long-term debt for the three months ended March 31, 2006, partially offset by higher fund balances available for investment as a result of the closing of our registered direct offering of common stock in January 2006.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from our collaborative partners and, more recently, sales of BiDil. As of March 31, 2006, we have received net proceeds of $321.9 million from the issuance of equity securities, primarily as the result of the sale of $99.1 million of our redeemable convertible preferred stock, net proceeds of $60.1 million from our initial public offering in November 2003, net proceeds of $81.8 million from our follow-on public offering in December 2004, and net proceeds of $58.6 million from our registered direct offering in January 2006. At March 31, 2006, we had $93.9 million in cash, cash equivalents and marketable securities.

During the three months ended March 31, 2006, operating activities used cash of $24.7 million, primarily due to a net loss of $25.9 million, and decreases in deferred revenue of $2.9 million, and accounts payable and accrued expenses of $3.9 million, partially offset by a decrease in accounts receivable of $3.4 million. The changes in accounts receivable and deferred revenue are primarily due to reversing approximately $2.4 million for product returns in the first quarter of 2006.

During the three months ended March 31, 2006, investing activities used cash of $8.0 million primarily due to net purchases of marketable securities of $7.9 million.

During the three months ended March 31, 2006, financing activities provided cash of $57.1 million due to $58.6 million in proceeds from the sale of common stock in January 2006, offset by long-term debt payments of $1.5 million.

On June 28, 2005, we borrowed (i) $10.0 million from Oxford Finance Corporation (Oxford) and (ii) $10.0 million from General Electric Capital Corporation (GECC) pursuant to the terms of promissory notes made by us with both Oxford and GECC, respectively. The notes bear interest at a fixed rate of 9.95% per annum and are payable in 36 consecutive monthly installments of principal and accrued interest, beginning July 1, 2005. The notes are secured by a security interest in all our personal property and fixtures with the exception of any intellectual property or products acquired, whether by purchase, license or otherwise, on or after the execution of the notes, provided that debt or non-cash equity is used to acquire the new property. The agreements that we entered into with each of Oxford and GECC in connection with the notes also contain a material adverse change clause with both Oxford and GECC. Under this clause, if Oxford or GECC reasonably determine that our ability to repay the notes has been materially impaired, we would be considered in default. As of March 31, 2006, we were in compliance with this clause.

On August 3, 2005, we filed a registration statement utilizing a “shelf” registration process with the Securities and Exchange Commission, or SEC. Under this shelf process, we may sell from time to time, in one or more offerings of common stock and debt securities up to a total dollar amount of $250 million. This shelf registration is more fully detailed in a Registration Statement on Form S-3 we filed with the SEC on August 3, 2005. On January 25, 2006, we completed a direct offering of shares of our common stock previously registered under our effective shelf registration statement. Pursuant to this offering, we sold approximately 6.1 million shares of our common stock to selected institutional investors at a price of $10.25 per share. Proceeds to us from this registered direct offering, net of offering expenses and placement agency fees, totaled $58.6 million.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2006, and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than five years

Operating lease obligation	$13,532,000	$1,455,000	$3,010,000	$3,299,000	$5,768,000
Purchase obligations (1)	22,517,000	22,517,000	—	—	—
Long term debt	17,269,000	7,675,000	9,594,000	—	—
Total contractual cash obligations	$53,318,000	$31,647,000	$12,604,000	$3,299,000	$5,768,000

(1) On October 3, 2004, we entered into an agreement with Publicis, a contract sales organization, pursuant to which, on our behalf, Publicis has employed and trained a specialized cardiovascular sales force of approximately 144 sales representatives to sell BiDil to our target prescriber markets. The agreement is for a term of 24 months, with our option to continue the agreement beyond this term. We have the right to terminate this agreement upon 90 days written notice to Publicis. If we terminate this agreement during months one through eighteen of the term of the agreement, we will be required to pay a termination fee. If we terminate the agreement after month eighteen, no termination fee will be assessed. In December 2005 and January 2006, we placed binding purchase orders in the approximate amount of $2.6 million with Schwarz Pharma Manufacturing, Inc. for production of BiDil finished goods during the second and third quarters of 2006.

We believe that our existing sources of liquidity and cash expected to be generated from future operations, will be sufficient to fund the current business plan for at least the next twelve months, however, we may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or convertible debt securities, further dilution to our existing stockholders may result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail certain of our sales and marketing efforts. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products.

Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including the following:

•                  the costs of successfully commercializing BiDil;

•                  the magnitude of product sales of BiDil;

•                  our ability to establish and maintain out-licensing and collaborative arrangements;

•                  the timing, receipt, and amount of royalties, milestone and other payments, if any, from potential collaborators;

•                  the timing, receipt, and amount of milestone payments and royalties, if any, from our potential product candidates;

•                  the time and costs involved in obtaining regulatory approvals for BiDil XR, if at all;

•                  the cost of manufacturing, marketing and sales activities;

•                  the effect of competing technological and market developments;

•                  the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; and

•                  the cost of obtaining and maintaining licenses to use patented technologies.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue and related reserves, accounts receivable, inventories, accrued expenses and the factors used to determine the fair value assigned to our stock options. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents the only material changes in our judgments or estimates during the first quarter of 2006. For a more detailed explanation of the other judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2005, which is on file with the Securities and Exchange Commission, or SEC.

Stock-Based Compensation.   On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which we refer to as SFAS 123R, using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the first three months of 2006 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, or SFAS 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Such amounts have been reduced by our estimate of forfeitures of all unvested awards. Results for prior periods have not been restated. For stock options granted to non-employees, we recognize compensation expense in accordance with the requirements of Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. EITF 96-16 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. The fair value of unvested stock awards granted to non-employees is remeasured at each reporting period.

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on assumptions for volatility, risk-free interest rates, expected life of the option, and dividends (if any). Expected volatility is determined exclusively on historical volatility data of our common stock based on the period of time since our common stock has been publicly traded. The expected life of our stock options is based exclusively on our historical data and represents the period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption.

We are using the straight-line attribution method to recognize stock based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 4.4% to all unvested options as of March 31, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Inflation

We believe the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include the risk factors set forth below under the caption “Risk Factors.” Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, except as specifically required by law or the rules of the Securities and Exchange Commission, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate and U.S. government-related securities, directly or through managed funds, with average contractual maturities of less than two years. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.           Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q, in evaluating NitroMed and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected.

The following risk factors have been materially revised to address the restructuring of our research and development operations in March 2006 and supersede the risk factors previously disclosed in Item 1A. of our 2005 Annual Report on Form 10-K. For a further discussion of the restructuring, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”

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

On June 23, 2005, the FDA approved BiDil for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapy. We launched BiDil in July 2005 and therefore have only recently begun to receive revenue from sales of BiDil. BiDil is currently our only commercial product, and we expect that it will account for all of our product sales and substantially all of our total revenues for the next several years. We face a number of significant risks relating to our ability to successfully commercialize BiDil, including risks relating to:

•                  our ability to successfully secure preferable reimbursement treatment from government and third-party insurers for BiDil;

•                  our ability to effectively and efficiently transition our contract field sales force to NitroMed and our ability to continue to increase the productivity of our sales force;

•                  our ability to effectively develop and/or contract for adequate marketing and manufacturing capabilities;

•                  our ability to gain market acceptance of BiDil as safe, effective and medically necessary;

•                  our ability to maintain the necessary patent protection, licenses and regulatory approvals required to market and sell BiDil;

•                  the availability of substantial cash to fund our BiDil commercialization plans;

•                  competitive factors, including the possibility of physicians prescribing the two lower cost generic drugs that compose BiDil itself as a substitute for BiDil, and adverse effects on pricing or reimbursement resulting from the possibility of this generic substitution; and

•                  the various other factors discussed in detail throughout this section titled “Risks Factors.”

In order for us to successfully commercialize BiDil, our sales of BiDil must increase significantly from their current levels. If we fail to significantly increase BiDil sales, our near-term ability to generate product revenue, our reputation and our ability to raise additional capital will be materially impaired, and the value of an investment in our stock will decline.

If we do not successfully market and sell BiDil, either directly or through third–party co-promotion arrangements, our future revenue will be limited.

We currently have limited sales, marketing and distribution experience. We have launched BiDil in the United States ourselves, using a contract sales force. We transitioned to the use of a smaller sales force during the first quarter of 2006, and we intend to internalize this sales force during the second quarter of 2006. This transition could adversely affect our marketing of BiDil, and any adverse effect on BiDil sales will depress the value of our stock. In order to develop our internal sales force, we will have to invest significant amounts of money and management resources. We could face a number of additional risks for BiDil, including:

•                    we may not be able to effectively or efficiently transition our contract sales force to NitroMed or to attract, build and retain a significant and qualified marketing or sales force;

•                    the cost of establishing a marketing and sales force may not be justifiable in light of the revenues generated by BiDil; and

•                    our direct sales and marketing efforts may not be successful.

In order to expand our marketing reach for BiDil, we plan to pursue sales, marketing and distribution arrangements with third parties, including co-promotion arrangements. We may not be able to successfully enter into sales, marketing and/or distribution agreements with third parties in the future, on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues for BiDil, if we rely on third-party sales, marketing and distribution support, will depend heavily on the success of the efforts of these third parties.

Physicians, payors and patients may not be receptive to BiDil, which could prevent us from achieving and maintaining profitability.

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

•                   the timing of our receipt of marketing approval, if any, for our next-generation BiDil product, BiDil XR, or for any expansion of our current label for BiDil, such as extended product dating or inclusion of new data;

•                   the success of our promotional programs;

•                   the safety, efficacy and ease of administration of BiDil;

•                   the ability to produce BiDil at a competitive price; and

•                   the timing of our receipt of any marketing approvals outside the U.S., the terms of any non-U.S. approval, including labeling requirements and/or limitations, and the countries in which approvals are obtained, if any.

We will require substantial additional cash to fund our operating plan, including commercializing BiDil, and, if additional capital is not available, we may need to limit, scale back or cease our operations.

We have used and will continue to require substantial funds to sell, market and manufacture BiDil, which was commercially launched in July 2005. We expect that we will incur significant expenses during 2006 and beyond relating to manufacturing, sales and marketing of BiDil. Because the successful commercialization of BiDil, and the timing of when we might receive significant revenue from BiDil, if at all, is uncertain, we are unable to estimate the actual funds we will require to commercialize BiDil. We believe that our existing sources of liquidity and cash expected to be generated from future operations, will be sufficient to fund the current business plan for at least the next twelve months.

However, our future capital requirements, and the period in which we expect our current cash to support our operations, may vary from what we expect due to a number of factors, including the following:

•                    the cost of successfully commercializing BiDil;

•                    the magnitude of product sales of BiDil;

•                    our ability to establish and maintain out-licensing and collaborative arrangements;

•                    the timing, receipt and amount of royalties, milestone and other payments, if any, from potential collaborators;

•                    the timing, receipt and amount of milestone payments and royalties, if any, from our potential product candidates;

•                    the time and costs involved in obtaining regulatory approvals for BiDil XR, if at all;

•                    the cost of manufacturing, marketing and sales activities;

•                    the effect of competing technological and market developments;

•                    the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; and

•                    the cost of obtaining and maintaining licenses to use patented technologies.

We may be required to seek additional funding in the future and may seek to do so through collaborative arrangements and/or public or private financings. Additional financing may not be available to us on acceptable terms, or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail our marketing efforts for BiDil. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products.

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

We intend to transition the contract sales representatives to NitroMed during the second quarter of 2006. We may not be able to effectively or efficiently complete this transition. Any failure to transition our current contract sales representatives, or election by us not to transition certain of these representatives, to NitroMed, will result in the need to recruit and train new sales representatives to cover our revised sales territories. We may not be able to successfully recruit and train new sales representatives, and the efforts to do so will result in additional costs and expenses related to our sales efforts. In addition, we have recently elected to reduce the number of sales territories in which we have sales representation. Any failure to adequately cover our current sales territories, or to cover through alternative marketing efforts the territories in which we have elected not to have sales representation, may result in reduced sales productivity and loss of revenue related to BiDil.

Currently, we are engaging in limited internal research and development activities and, accordingly, our ability to generate future revenue from our nitric oxide technology portfolio is completely dependent on our ability to enter into out-licensing or collaborative arrangements with third parties.

At the end of the first quarter of 2006, we announced that we were scaling back our research and development staff in a restructuring of our Company. We have limited our internal research and development activities to the continued development of an extended release formulation of BiDil, which we refer to as BiDil XR. We are currently seeking out-licensing and collaboration opportunities for our other potential product candidates based on our proprietary nitric oxide technology, including NMI-3377, a late-stage pre-clinical cardio-renal compound. We may not be able to secure out-licensing or collaboration partners for these potential product candidates. The application of our proprietary nitric oxide technology is unproven in humans and, as a result, we may not be able to successfully out-license any products based on this technology. Our product candidates include nitric oxide enhancements of existing drugs. Thus, we are modifying compounds whose chemical and pharmacological profiles are well-documented and understood. However, many of our potential product candidates are new molecules with chemical and pharmacological profiles that differ from that of the existing drugs. These compounds may not demonstrate in patients the chemical and pharmacological properties shown in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. In addition, it is possible that existing drugs or newly-discovered drugs may not benefit from the application of our nitric oxide technology. If we are not able to successfully secure strategic partners to develop and commercialize drugs based upon our technology, we will not be able to generate revenue from this technology.

In addition, even if we are successful in entering into out-licensing or collaborative arrangements with respect to our potential product candidates, we have no assurance that we will be able to secure such arrangements on favorable terms. If our out-licensing or collaboration arrangements include unfavorable financial terms, our ability to generate revenue from our technology portfolio will be severely limited. In addition, even if we are able to enter into such strategic transactions, our ability to generate revenue from these arrangements will be substantially dependent on the efforts and success of our collaborative partners. Our potential strategic partners may not be successful in developing and commercializing any products based on our proprietary nitric oxide technology. Any failure of such potential partners at any stage of the development or commercialization process with respect to our potential product candidates would significantly reduce the possibility that we would realize any future revenue from our technology portfolio.

Any future out-licensing or collaborative arrangements that we seek to enter into with third parties may not be scientifically or commercially successful.

Factors that may affect the success of our future collaborations include the following:

•                    our future licensing partners or collaborators may be pursuing alternative technologies or developing alternative product candidates, either on their own or in collaboration with others, that may be competitive with the product candidate which they have licensed from us or will be collaborating with us and which could affect their commitment to our future collaboration;

•                    future reductions in marketing or sales efforts or a discontinuation of marketing or sales of our products by our licensing partners or collaborators would reduce our revenues which would be based on a percentage of net sales by the partner;

•                    our future licensing partners or collaborators may terminate their agreements with us, which could make it difficult for us to attract new partners or adversely affect how we are perceived in the business and financial communities; and

•                    our future licensing partners or collaborators may pursue higher-priority programs or change the focus of their development programs, which could affect the partners’ commitment to us.

Because we have a history of losses and our future profitability is uncertain, our common stock is a highly speculative investment.

We have experienced significant operating losses since our inception in 1992. For the three months ended March 31, 2006, we had a net loss of $25.9 million. As of March 31, 2006, we had an accumulated deficit of $268.4 million. We expect that we will continue to incur substantial losses and that our cumulative losses will increase as our commercialization efforts continue. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial.

A large portion of our expenses is fixed, including expenses related to facilities, equipment and personnel. We have spent significant amounts to launch our first product, BiDil, and we expect to incur significant operating expenses in connection with our ongoing commercialization activities related to BiDil. We received approval for BiDil from the FDA on June 23, 2005, and launched commercial sales of BiDil in July 2005. We have also spent significant amounts to fund research, development and commercialization of our product candidates and to enhance our core technologies. Currently, our research and development activities are limited to the continued development BiDil XR. We are not engaging in any internal research and development activities with respect to other potential product candidates and, therefore, do not expect to incur substantial research and development expenses in the near term. Although we currently estimate that our operating expenses will decrease during fiscal year 2006, we will still need to generate significant revenue to achieve profitability. We are currently unable to estimate the level of revenues that we will realize from the commercialization of BiDil. We are therefore unable to estimate when we will achieve profitability, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital or continue our operations.

Our BiDil product revenues have been and will continue to be subject to considerable variation due to volatility in prescription volume, the manner in which we account for product sales considering product returns rates, the level of purchases by individual customers and other matters related to the commercialization of this product. We have experienced and are likely to continue to experience significant revenue deferrals and product returns, as well as additional charges and expenses associated with stocking incentives, other promotional incentives, and other matters related to the commercialization of this product. Significant inventory adjustments may also occur due to the 12-month shelf life of BiDil, sales forecast variances, or other factors. Any deferrals, returns or adjustments that negatively impact revenue, or our failure, for this or any other reason, to generate significant near-term revenue growth, would depress our stock price and adversely affect our ability to raise capital.

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

•                    compliance with strictly enforced federal, state and foreign regulations; and

•                    lack of capital funding.

The number of third-party manufacturers with the manufacturing and regulatory expertise and facilities necessary to manufacture finished products for us on a commercial scale is limited, and it would take a significant amount of time to arrange, qualify, and receive necessary regulatory approval for alternative arrangements. We may not be able to contract for alternative manufacturing on acceptable terms, if at all.

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

The development and commercialization of BiDil XR may be terminated or delayed, and the cost of development and commercialization may increase, if third parties on whom we rely to manufacture BiDil XR do not fulfill their obligations.

We do not have manufacturing capabilities and have no current plans to develop any such capacity in the future. In order to continue to develop BiDil XR, apply for regulatory approvals and commercialize this product, we plan to rely on third parties for the production of clinical and commercial quantities of BiDil XR. We may not be able to secure a third-party manufacturer for BiDil XR on commercially favorable terms, if at all. In addition, contract manufacturers are subject to ongoing periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with current Good Manufacturing Practices, or cGMP, and other governmental regulations and corresponding foreign standards. The cGMP requirements govern quality control of the manufacturing process and documentation of policies and procedures. Other than through contract, we do not have control over compliance by our contract manufacturers with these regulations and standards. Our present or future contract manufacturers may not be able to comply with cGMPs and other FDA requirements or similar regulatory requirements outside the United States. Failure of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us in some cases, including fines, injunctions, failure of regulatory authorities to grant marketing approval of our product candidate, delays, suspension or withdrawal of approvals, seizures or recalls of such product candidate, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect our business. We will depend upon these third parties to perform their obligations in a timely manner and in accordance with applicable laws and regulations. If we fail to secure a third-party manufacturer on commercially favorable terms, or to the extent that third-party manufacturers with whom we contract fail to perform their obligations in accordance with applicable laws and regulations, we may be adversely affected in a number of ways, including:

•                    we may not be able to initiate or continue clinical trials of BiDil XR;

•                    we may be delayed in submitting applications for regulatory approvals for BiDil XR;

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

If our collaborative partners do not obtain and maintain the regulatory approvals required to market and sell our potential product candidates in the United States, then our business will be unsuccessful, and the market price of our stock will substantially decline.

We are currently seeking out-licensing and collaboration opportunities for our potential product candidates based on our proprietary nitric oxide technology, including NMI-3377, a late-stage pre-clinical cardio-renal compound. Our partners will not be able to market any of our potential product candidates in the United States without marketing approval from the FDA. The process of obtaining FDA approval of pharmaceutical products is costly and time consuming. Any new pharmaceutical product must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process mandated by the FDA. Such regulatory review includes the determination of manufacturing capability and product performance. The approval process is affected by such factors as:

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

The regulatory process to obtain market approval for a new drug takes many years and requires expenditures of substantial resources. There can be no assurance that our strategic partners will be successful in obtaining FDA approval for our potential product candidates. If our strategic partners do not receive required regulatory approval or clearance to market any of our potential product candidates, these partners will not be able to develop and commercialize these product candidates, which will significantly hinder our ability to realize revenue from these product candidates and which may affect our ability to achieve profitability and cause the market price of our common stock to substantially decline.

We or our collaborators may not be able to obtain the necessary regulatory approvals in order to market and sell BiDil, or our product candidates, in foreign countries.

Our marketing approval for BiDil is limited to the United States. Until we or our marketing partners obtain the required regulatory approvals for BiDil or any potential product candidates in any specific foreign country, neither we nor our marketing partners will be able to sell these products in that country. International regulatory authorities have imposed numerous and varying regulatory requirements, and the approval procedures could involve testing in addition to that required by the FDA. Furthermore, approval by one regulatory authority does not ensure approval by any other regulatory authority. In addition, if we enter into collaborative partnerships in order to obtain foreign regulatory approval for BiDil or any of our product candidates, we may be dependent upon these collaborators to conduct clinical testing and to obtain such regulatory approvals. We, or our collaborators, may not be able to obtain final regulatory approvals for BiDil, or any other of our potential product candidates, in foreign countries. Any failure to obtain the necessary governmental approvals or failure to obtain approvals of the scope requested could delay, and may preclude us or our licensees or other collaborators from marketing BiDil or our product candidates or limit the commercial use of BiDil or our product candidates in these foreign jurisdictions. Alternatively, foreign regulatory approvals may entail limitations on the indicated uses of BiDil or our product candidates and impose labeling requirements which may also adversely impact our ability to market BiDil or our product candidates.

Even if our strategic partners obtain regulatory approvals, our marketed products, including BiDil, will be subject to ongoing regulatory review. If we, or our strategic partners, fail to comply with continuing United States and foreign regulations, we could lose our approvals to market BiDil, and our strategic partners could lose approvals to market our out-licensed products based on our proprietary nitric oxide technology and our business would be seriously harmed.

Even after approval, any products we or our potential strategic partners develop will be subject to ongoing regulatory review and restrictions, including the review of clinical results which are reported after such products are made commercially available, and restrictions on the indications for which we or our potential strategic partners can market the product. The FDA can propose to withdraw approval if new clinical data or experience shows that a product is not safe for use under the approved conditions of use. The FDA, we or our potential strategic partners may need to send important information about such products to healthcare providers. The marketing claims we or our potential strategic partners are permitted to make in labeling or advertising regarding our marketed products are limited to those specified in any FDA approval.

For example, because BiDil is specifically approved for labeling for self-identified black patients, we may not promote BiDil for use in other patient populations. For BiDil, we must submit copies of our advertisements and promotional labeling, including, for example, professional journal advertisements, website pages, professional direct mailers, direct-to-consumer advertisements, convention booth panels and handouts, to the FDA at the time of initial publication or dissemination. If the FDA believes these materials or statements made by sales representatives or other Company officials promote our products for unapproved indications, the FDA could allege that our promotional activities misbrand our products. Specifically, the FDA could issue an untitled letter or warning letter, which requests, among other things, that we cease such promotional activities, including disseminating the advertisements and promotional labeling, and that we issue corrective advertisements and labeling, including sending letters to healthcare providers. The FDA also could take enforcement action including seizure of allegedly misbranded product, injunction or criminal prosecution against us and our officers or employees. If we repeatedly or deliberately fail to submit such advertisements and labeling to the agency, the FDA could withdraw our approvals. The FDA also monitors manufacturers’ support of continuing medical education, or CME, programs where the programs involve the manufacturers’ or a competitor’s products to ensure that manufacturers do not influence the CME content as a means of promoting their products for off label uses.

In addition, the manufacturer and manufacturing facilities we use to produce BiDil, or that our potential strategic partners may use to produce product candidates based on our nitric oxide technology, are subject to periodic review and inspection by the FDA. We or our potential strategic partners will be required to report any serious and unexpected adverse experiences and certain quality problems with BiDil or the respective product candidate and make other periodic reports to the FDA. The discovery of any previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior FDA approval before the product as modified may be marketed. If we or our potential strategic partners fail to comply with applicable continuing regulatory requirements, we or our potential strategic partners may be subject to fines, untitled letters, warning letters, civil penalties, suspension or withdrawal of regulatory approvals, product recalls and seizures, injunctions, operating restrictions and/or criminal prosecutions and penalties.

If we, our third-party manufacturers or our service providers fail to comply with applicable laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to market and sell BiDil and harm our reputation.

If we or our third-party manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions which could affect our ability to develop, market and sell BiDil successfully and could harm our reputation and lead to fewer acceptances of BiDil by the market. These enforcement actions include:

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

If the clinical trials for any product candidates our strategic partners advance into clinical testing are not successful, these partners may not be able to successfully develop and commercialize our potential product candidates.

In order to obtain regulatory approvals for the commercial sale of our product candidates, our collaborators will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our product candidates. Our strategic partners may not be able to obtain authority from the FDA or other regulatory agencies to commence or complete these clinical trials. If permitted, such clinical testing may not prove that our product candidates are sufficiently safe and effective to permit our strategic partners to obtain marketing approvals from regulatory authorities. Moreover, positive results demonstrated in pre-clinical studies and clinical trials that our strategic partners complete may not be indicative of results obtained in future clinical trials. Furthermore, one of our collaborators, institutional review boards or regulatory agencies may suspend clinical trials at any time if it is believed that the patients participating in such trials are being exposed to unacceptable health risks. Adverse or inconclusive clinical trial results concerning any of our product candidates could require our strategic partners to conduct additional clinical trials, result in increased costs and significantly delay the filing for marketing approval for those product candidates with the FDA, result in a filing for a narrower indication than was originally sought or result in a decision to discontinue development of those product candidates.

The successful completion of our strategic partners’ clinical trials will depend on, among other things, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the clinical protocol, the availability of alternative treatments, the proximity of patients to clinical sites and the eligibility criteria for the study. Our strategic partners may be unable to enroll the number of patients we need to complete a trial on a timely basis. Moreover, delays in planned patient enrollment for clinical trials may cause our strategic partners to incur increased costs and delay commercialization. Because we will need to rely on third parties for the development of our product candidates, we will have less control over the timing and other aspects of these clinical trials than if we conducted them on our own.

As a result of these factors, third parties on whom we rely may not successfully begin or complete clinical trials on our potential product candidates in a timely manner, if at all. Moreover, if our strategic partners do not successfully develop and commercialize our products, our future revenues may be materially impaired.

The expiration of the research term under our collaboration agreement with Boston Scientific has resulted in the loss of potential royalty-based revenue from the collaboration and may indicate that the development of nitric oxide-enhancing stents is not viable.

In November 2001, we entered into a research, development and license agreement with Boston Scientific pursuant to which we granted Boston Scientific an exclusive worldwide license to develop and commercialize certain of our nitric oxide-enhancing compounds for use with their stents or specialty catheters in the area of restenosis. In December 2003, we extended the research collaboration to develop nitric oxide-enhancing paclitaxel-coated stents until December 31, 2005. The research term of this agreement expired on December 31, 2005, although certain rights extend beyond this term. We intend to seek out-licensing and collaboration opportunities for this technology, subject to the terms of our agreement with Boston Scientific and pending resolution of the ongoing rights of the parties with respect to this technology. If we are not able to out-license the technology developed under this agreement, or if we are unable to resolve the ongoing rights of the parties with respect to this technology in a manner favorable to us, we may lose any investment made in the development of, and any potential revenue that may have resulted from, the development, sale or licensing of, nitric oxide-enhancing stents.

The termination of our collaboration agreement with Merck, resulting from Merck’s decision to withdraw its COX-2 inhibitor, Vioxx, from worldwide markets, has resulted in the loss of potential milestone and royalty-based revenue from the collaboration and may indicate that the development of nitric oxide-enhancing COX-2 inhibitors is not viable.

In December 2002, we entered into an exclusive, worldwide research, collaboration and licensing agreement with Merck pursuant to which we granted Merck marketing and sales rights to our technology for nitric oxide-enhancing COX-2 inhibitors. On September 30, 2004, Merck halted the phase II trial of our lead candidate in nitric oxide-enhancing COX-2 inhibitors. We and Merck terminated our collaboration agreement during November 2004, which resulted in the loss of any potential milestone or royalty revenue from the sale of products that may have resulted from the collaboration as well as any research and development funding that we may have received beyond the end of the initial research term in December 2005. In April 2005, the FDA imposed several restrictions on the labeling and sale of non-steroidal anti-inflammatory drugs, including COX-2 inhibitors. If the FDA imposes additional regulatory burdens for the approval of new COX-2 inhibitors, if COX-2 inhibitors continue to pose safety concerns, or if the market for COX-2 inhibitors contracts, then we may lose any investment made in the development of, and any potential revenue that may have resulted from, the development, sale or licensing of nitric oxide-enhancing COX-2 inhibitors.

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

If we are not able to obtain and enforce patent protection for our discoveries, our ability to secure out-licensing or collaborative arrangements with respect to our product candidates will be harmed, and we may not be able to operate our business profitably.

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

Prior to the scaling back of our research and development activities, our intellectual property strategy depended on our ability to rapidly identify and seek patent protection for our discoveries. This process is expensive and time consuming, and we may not be able to prosecute all necessary or desirable patent applications or maintain all issued patents at a reasonable cost. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. The mere issuance of a patent does not guarantee that it is valid or enforceable, so even if we have obtained patents, they may not be valid or enforceable against third parties.

The issued patents and patent applications for our product candidates and nitric oxide technology include claims with respect to both the composition of specific products or compounds and specific methods of using these products or compounds in therapeutic areas. In some cases, like BiDil, our only patent protection is with respect to the method of using a product or compound, and we do not have patent claims covering the underlying composition of the product or compound. Method-of-use patents may provide less protection for our product candidates and products because it may be more difficult to prove direct infringement against a pharmaceutical manufacturer or distributor once they have gained approval for an alternative indication. In addition, if any other company gains FDA approval for an indication separate from the one we or our potential strategic partners are pursuing and markets a product that we or our potential strategic partners expect to market under the protection of a method-of-use patent, physicians will be able to prescribe that product for use in the indication for which we or our potential strategic partners have obtained approval, even though the product is not approved for such indication. As a practical matter, we or our potential strategic partners may not be able to enforce our method-of-use patents against physicians prescribing products for such off-label use. Off-label use and any resulting off-label sales could make it more difficult to obtain the price we or our potential strategic partners would otherwise wish to achieve for, or to successfully commercialize, our products. In addition, in those situations where we have only method-of-use patent coverage for a product candidate, it may be more difficult to find a pharmaceutical company partner to license or support development of our product candidate.

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

If we become involved in patent litigation or other proceedings to enforce our patent rights, we would incur substantial costs and expenses, substantial liability for damages and/or we, or our strategic partners, could be required to stop product development and commercialization efforts.

A third party may sue us or our potential strategic partners for infringing on its patent rights. Likewise, we or our potential strategic partners may need to resort to litigation to enforce a patent issued to us or to determine the scope and validity of third-party proprietary rights. The cost to us or our potential strategic partners of any litigation or other proceeding relating to intellectual property rights, even if resolved in our or our partner’s favor, could be substantial, and the litigation would divert management efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, our strategy of providing nitric oxide-enhancing versions of existing products could lead to more patent litigation as the markets for these existing products are very large and competitive. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

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

If any parties are able to successfully claim that the creation or use by us or our potential strategic partners of proprietary technologies infringes upon their intellectual property rights, we or our potential strategic partners might be forced to pay damages, potentially including treble damages, if we or our potential strategic partners are found to have willfully infringed on such parties’ patent rights. In addition to any damages we or our potential strategic partners might have to pay, a court could require us or our potential strategic partners to stop the infringing activity or obtain a license on unfavorable terms. Moreover, any legal action against us or our partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our partners to obtain a license in order to continue to manufacture or market the affected products and processes. Any license required under any patent may not be made available on commercially-acceptable terms, if at all. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we or our potential strategic partners fail to obtain a required license or are unable to design around a patent, we or our potential strategic partners may be unable to effectively market some of our technology and product candidates, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

We in-license a significant portion of our principal proprietary technologies, and if we fail to comply with our obligations under any of the related agreements, we could lose license rights that are necessary to commercializing BiDil and out-licensing our other product candidates.

We are a party to a number of licenses that give us rights to third-party intellectual property that are necessary for our business. In particular, we have obtained the exclusive right to develop and commercialize BiDil pursuant to a license agreement with Dr. Jay N. Cohn and some of our intellectual property rights relating to nitric oxide compounds have been obtained pursuant to license agreements with the Brigham and Women’s Hospital and Boston University. In addition, we may enter into additional licenses in the future. These licenses impose various development, commercialization, funding, royalty, diligence, and other obligations on us. If we breach these obligations, the licensor may have the right to terminate the license or render the license non-exclusive, which would result in us being unable to develop, manufacture and sell products that are covered by the licensed technology.

Risks Relating to our Industry

If the government or third-party payors do not reimburse patients for BiDil, or do not reimburse for BiDil at favorable levels, BiDil might not be used or purchased, and our revenues and profits will be adversely affected.

Our revenues and profits depend heavily upon the availability of coverage and favorable reimbursement for the use of BiDil from third-party healthcare and state and federal government payors, both in the United States and in foreign markets. Reimbursement by a third party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•                   safe, effective and medically necessary;

•                   appropriate for the specific patient;

•                   cost-effective; and

•                   neither experimental nor investigational.

Since reimbursement approval for a product is required from third-party and government payors in order for patients to be reimbursed for the cost of a product, seeking this approval, particularly when seeking approval for a preferred form of reimbursement over other competitive products, is a time-consuming and costly process. Third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of BiDil. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products or at all. Once reimbursement at an agreed level is approved by a third-party payor, we may lose that reimbursement entirely, or we may lose the similar or better reimbursement we receive compared to competitive products. As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved. In addition, legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of BiDil. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for BiDil may cause our revenue to decline. Any failure by us to obtain reimbursement for BiDil, or to secure a preferred form of reimbursement that reduces costs to patients, may negatively impact market acceptance of BiDil and adversely affect our ability to generate revenues from sales.

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

We face significant competition, which may result in others commercializing products more successfully than ours.

The pharmaceutical industry is highly competitive and characterized by rapid and significant technological change. Our principal competitors in the markets we have targeted, including cardiovascular disease, are large, multinational pharmaceutical companies that have substantially greater financial and other resources than we do and are conducting extensive research and development activities on technologies and product candidates similar to or competitive with ours. Many of our competitors are more experienced than we are in pharmaceutical development and commercialization, obtaining regulatory approvals and product marketing and manufacturing. As a result, they may:

•                    develop and commercialize products that render BiDil obsolete or non-competitive or that cause our product candidates to be less desirable as a result of patent or non-patent exclusivity;

•                    develop product candidates and market products that are less expensive or more effective than BiDil;

•                    commercialize competing products before our partners can launch any products developed from our product candidates;

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

Our business exposes us to the risk of product liability claims that is inherent in the manufacturing and marketing of human therapeutic products. Our commercial product liability insurance is subject to deductibles and coverage limitations. We may not be able to obtain or maintain insurance on acceptable terms, or at all. Moreover, any insurance that we do obtain may not provide adequate protection against potential liabilities, and our capital resources could be depleted as a result.

Risks Relating to our Common Stock

The price of our common stock is likely to continue to be volatile in the future.

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other biopharmaceutical companies, has been and may continue to be highly volatile. During the period from January 1, 2003 to March 31, 2006, our stock price has ranged from a low of $5.70 per share (on July 16, 2004) to a high of $27.99 per share (on February 2, 2005). The following factors, among others, may affect the price of our common stock:

•                   fluctuations in our financial results, including with respect to sales of BiDil;

•                   announcements of technological innovations or new commercial products by our competitors;

•                   governmental regulations and regulatory developments in both the U.S. and foreign countries affecting us or our competitors;

•                   announcements of actual or potential medical results relating to products under development by our potential strategic partners or our competitors’ products;

•                   announcements concerning fundamental or material corporate transactions, restructuring or the like;

•                   disputes relating to patents or other proprietary rights affecting us, our potential strategic partners or our competitors;

•                   public concern as to the safety of products developed by us, our potential strategic partners or other biotechnology and pharmaceutical companies;

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

As of April 28, 2006, our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 38% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 28, 2006, there were 36,662,018 shares of common stock outstanding. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

NITROMED, INC.

	By:	/s/ KENNETH M. BATE
Kenneth M. Bate
Chief Operating Officer, Chief Financial Officer, Treasurer
and Secretary (Principal Financial Officer)
Date: May 2, 2006

EXHIBIT INDEX

Exhibit Number	Description

10.1

Offer Letter by and between NitroMed, Inc. and Manuel Worcel, M.D. dated as of January 6, 2006, filed as an exhibit to NitroMed’s Current Report on Form 8-K (File No. 000-50439) filed January 12, 2006 and incorporated herein by reference.

10.2	Compensation of Executive Officers of NitroMed, Inc., filed as an exhibit to NitroMed’s Current Report on Form 8-K (File No. 000-50439) filed March 13, 2006 and incorporated herein by reference.
10.3

Employment Offer Letter dated March 20, 2006 between NitroMed, Inc. and Argeris Karabelas, Ph.D., filed as an exhibit to NitroMed’s Current Report on Form 8-K (File No. 000-50439) filed March 24, 2006 and incorporated herein by reference.

10.4

Employment Offer Letter dated March 20, 2006 between NitroMed, Inc. and Kenneth M. Bate, filed as an exhibit to NitroMed’s Current Report on Form 8-K (File No. 000-50439) filed March 24, 2006 and incorporated herein by reference.

10.5	Form of Agreement entered into by and between NitroMed, Inc. and certain of its executive officers, together with a schedule of such officers.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002