Form 10-Q
period 2006-06-30
NITROMED INC
filed 2006-08-03
CIK 927829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

As of July 31, 2006, the registrant had 37,045,622 shares of Common Stock, $0.01 par value per share, outstanding.

NITROMED, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

NITROMED, INC.
CONDENSED BALANCE SHEETS
(in thousands, except par value amounts)

	June 30, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$30,696	$11,091
Marketable securities	41,002	50,450
Accounts receivable	466	4,078
Inventories	3,250	3,247
Prepaid expenses and other current assets	2,094	3,860
Total current assets	77,508	72,726
Property and equipment, net	2,082	2,992
Restricted cash	803	803

Total assets	$80,393	$76,521

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	5,254	$11,810
Accrued expenses	7,811	11,269
Accrued restructuring	709	—
Deferred revenue	109	3,451
Current portion of long—term debt	6,590	6,272

Total current liabilities	20,473	32,802

Long-term debt	7,277	10,653

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 65,000 shares authorized; 37,038 and 30,512 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	370	305
Additional paid-in capital	338,971	276,510
Deferred stock-based compensation	—	(1,208)
Accumulated deficit	(286,675)	(242,471)
Accumulated other comprehensive loss	(23)	(70)
Total stockholders’ equity	52,643	33,066

Total liabilities and stockholders’ equity	$80,393	$76,521

See accompanying notes.

NITROMED, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Product sales	$2,855	$—	$5,171	$—
Research and development	—	398	—	796
Total revenues	2,855	398	5,171	796

Cost and operating expenses:
Cost of product sales	621	—	1,517	—
Research and development(1)	4,663	8,302	10,815	15,998
Sales, general and administrative(1)	16,433	15,484	36,065	28,547
Restructuring charge	—	—	2,038	—
Total cost and operating expenses	21,717	23,786	50,435	44,545
Loss from operations	(18,862)	(23,388)	(45,264)	(43,749)
Non-operating income:
Interest expense	(358)	(16)	(754)	(16)
Interest income	940	780	1,814	1,552
	582	764	1,060	1,536

Net loss	$(18,280)	$(22,624)	$(44,204)	$(42,213)

Basic and diluted net loss per common share	$(0.50)	$(0.75)	$(1.24)	$(1.40)
Shares used in computing basic and diluted net loss per common share	36,724	30,275	35,667	30,255

(1)Includes stock-based compensation expense as follows:
Research and development	$885	$371	$1,599	$101
Sales, general and administrative	1,954	60	2,974	123
Total stock-based compensation expense	$2,839	$431	$4,573	$224

See accompanying notes.

NITROMED, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net loss	$(44,204)	$(42,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	417	434
Non-cash restructuring charge	597	—
Stock-based compensation expense	4,573	224
Changes in operating assets and liabilities:
Accounts receivable	2,140	—
Inventories	(3)	(6,071)
Prepaid expenses and other current assets	1,766	1,651
Deferred revenue	(1,870)	(796)
Accounts payable and accrued expenses	(10,014)	5,009
Accrued restructuring charge	709	—
Net cash used in operating activities	(45,889)	(41,762)
Investing activities
Purchases of property and equipment	(104)	(812)
Purchases of marketable securities	(90,331)	(57,428)
Sales of marketable securities	99,826	73,136
Restricted cash	—	9
Net cash provided by investing activities	9,391	14,905
Financing activities
Proceeds from sale of common stock	58,505	—
Proceeds from long-term debt	—	20,000
Principal payments on long-term debt	(3,058)	—
Proceeds from employee stock plans	656	642
Net cash provided by financing activities	56,103	20,642
Net change in cash and cash equivalents	19,605	(6,215)
Cash and cash equivalents at beginning of period	11,091	35,882
Cash and cash equivalents at end of period	$30,696	$29,667

See accompanying notes.

NITROMED, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2006

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

(2)           Revenue Recognition

The Company’s principal source of revenue is from sales of BiDil® (isosorbide dinitrate/hydralazine hydrochloride), the Company’s product for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapies. BiDil was launched and began shipping in the third quarter of 2005. Other sources of revenue historically included collaboration revenue, which has generally been recognized ratably over the research and development collaboration term.

Product Sales/Deferred Revenue.   The Company follows the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, and recognizes revenue from product sales upon delivery of product to wholesalers or pharmacies, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesaler and pharmacies and collectability of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, the Company defers the recognition of revenue by recording deferred revenue until such time that risk of loss has passed. In addition, the Company evaluates the level of shipments to wholesalers and pharmacies on a quarterly basis compared to the estimated level of inventory in the channel, remaining shelf-life of the product shipped and quarterly forecasted sales. As a result of this evaluation, the Company deferred $2.1 million of revenue from December 2005 shipments and recorded this amount in deferred revenue as of December 31, 2005. In the first six months of 2006, the Company reversed $1.8 million of this deferred revenue and recognized the remainder as revenue. The cost of BiDil associated with amounts recorded as deferred revenue are recorded in inventory until such time as risk of loss has passed.

Sales Returns, Allowances, Rebates and Discounts.   The Company’s product sales are subject to returns, wholesaler allowances, rebates and cash and contract discounts that are customary in the pharmaceutical industry. A large portion of the Company’s product sales are made to pharmaceutical wholesalers for further distribution through pharmacies to patients, who are consumers of the product. All revenues from product sales are recorded net of applicable allowances for sales returns, wholesaler allowances, rebates and cash and contract discounts. The Company determines provisions for sales returns, allowances, rebates and discounts based primarily on estimates and contractual terms. In developing a reasonable estimate for the reserve for product returns, the Company considers the factors in paragraph 8 of Statement of Financial Accounting Standards No. 48, Revenue Recognition When a Right of Return Exists. Although the Company has not yet developed a significant history of product returns because of the recent launch of BiDil, the Company believes it has developed a reasonable estimate of returns. BiDil has characteristics that are similar to drugs for the broader heart failure market, such as similar channels of distribution, similar shelf lives and similar return rights. The Company has been able to verify through discussions with other pharmaceutical firms that promote and sell other heart failure drugs that the Company’s initial estimate of returns is reasonable in relation to product launch and ongoing sales. The Company will continue to monitor actual returns as the Company gains more sales experience with BiDil.

Product Returns.   Consistent with industry practice, the Company offers contractual return rights that allow customers to return product only during the period that is three months prior to, and twelve months after, product expiration. Commercial product shipped during 2005 and the first half of 2006 had a shelf-life of twelve months from date of manufacture with expiration dates ranging from April 2006 to April 2007. Factors that are considered in the Company’s estimate of future product returns include an analysis of the amount of product in the wholesaler and pharmacy channels, discussions with key wholesalers and other customers regarding inventory levels and shipment trends, review of consumer consumption data based on aggregate weekly data derived from Source Projected Launchtrac provided by Wolters Kluwer Health, return rates for similar pharmaceutical products that are sold in the same distribution channel, the remaining time to expiration of the Company’s product and the Company’s forecast of future sales of the product. At June 30, 2006 and December 31, 2005, the Company’s product return reserve was $631,000 and $98,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, the Company believes its estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to the Company’s financial statements.

Initial Trade Shipments Incentive.   During July 2005, the Company offered certain product stocking incentives to a number of wholesalers and pharmacy customers. These incentives included units with guaranteed sales provisions and extended payment terms. As a result of these provisions, the Company concluded that these sales were essentially consignment sales as the risk of loss of these units has not passed to the customer. Accordingly, the Company deferred all revenue related to these units until such time as the unit is provided to a patient with a prescription and recorded $1.2 million as deferred revenue at December 31, 2005. At June 30, 2006, the Company had either recognized the revenue related to these units, or the units had been returned or estimated to be returned.

Cash Incentives.   During the third quarter of 2005, the Company offered certain additional incentives to a number of pharmacy customers. These cash incentives included placement and advertising assistance in the amount of $328,000. The Company recorded this amount as a reduction to revenue for the year ended December 31, 2005. No cash incentives were offered during the six month period ended June 30, 2006.

Sample Voucher Program.   Beginning in the third quarter of 2005, the Company initiated a sample voucher program whereby the Company offers an incentive to patients in the form of a free 30-day trial, or approximately 100 tablets, of BiDil. The Company accounts for this program in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. These sample vouchers have quarterly expiration dates such that each sample voucher program is only active for one quarter at a time. As a result, at the end of each quarter the Company can determine the actual amount of reimbursement claims received for the vouchers distributed during the quarter. The amount of reimbursement is recorded as a reduction to revenue. This program has been repeated quarterly. As a result of these programs, the Company recorded a reduction to revenue of $13,000 for the three month period ended June 30, 2006 and $356,000 for the six month period ended June 30, 2006. The Company expects to continue to offer sample voucher incentives in future periods.

Sales Discounts, Rebates and Allowances.   Sales discounts, rebates and contractual allowances result primarily from sales under contract with healthcare providers, wholesalers, Medicare and Medicaid programs and other governmental agencies. The Company estimates rebates and contractual allowances, cash and contract discounts and other rebates by considering the following factors: current contract prices, terms, sales volume, estimated customer and wholesaler inventory levels and current average rebate rates. For the three month period ended June 30, 2006, the Company recorded cash discounts, rebates and other allowances of $197,000. For the six month period ended June 30, 2006, the Company recorded cash discounts, rebates and other allowances of $556,000.

Collaboration Revenue.   The Company records collaboration revenue on an accrual basis as it is earned and when amounts are considered collectible. Revenues received in advance of performance obligations, or in cases where the Company has a continuing obligation to perform services, are deferred and recognized over the contractual or estimated performance period. Revenues from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. When the Company is required to defer revenue, the period over which such revenue should be recognized is subject to estimates by management and may change over the course of the collaborative agreement. The Company had no collaboration revenue for the three and six month periods ended June 30, 2006.

(3)           Accounts Receivable

Accounts receivable consists of amounts due from wholesalers and pharmacies for the purchase of BiDil. Ongoing evaluations of customers’ credit worthiness are performed and collateral is generally not required. As of June 30, 2006, the Company has not reserved any amount for bad debts related to the sale of BiDil. The Company continuously reviews all customer accounts to determine if an allowance for uncollectible accounts is necessary. The Company currently provides substantially all of its customers with payment terms of up to 30 days on purchases of BiDil. Amounts past due from customers are determined based on contractual payment terms. Through June 30, 2006, payments have generally been made in a timely manner.

(4)           Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$2,325	$2,599
Finished goods	925	481
Consigned inventory	—	167
Total	$3,250	$3,247

On a quarterly basis, the Company analyzes its current inventory levels and future irrevocable inventory purchase commitments and writes down inventory that has become un-saleable, inventory that has a cost basis in excess of its expected net realizable value and future irrevocable inventory purchase commitments that are in excess of expected future product sales. Expired inventory is disposed of, and the related costs are written off. For the three and six month periods ended June 30, 2006, the Company recorded an inventory impairment charge of $83,000 and $565,000, respectively, to cost of product sales related to commercial trade and patient sample inventory product in excess of expected future inventory requirements based on the Company’s current sales forecast.

(5)                                 Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized in 2006 includes (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards. Results for prior periods have not been restated. For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-16”). EITF 96-16 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. The fair value of unvested non-employee stock awards is re-measured at each reporting period.

Stock Option Plans.   The Company’s Restated 1993 Equity Incentive Plan (the “1993 Plan”) provided for the grant of incentive stock options, nonstatutory stock options and restricted stock awards to purchase up to 2,288,200 shares of the Company’s common stock. Officers, employees, directors, consultants and advisors of the Company were eligible to receive grants of options under the 1993 Plan at a price not less than 100% (or 110% in the case of incentive stock options granted to 10% or greater stockholders) of the fair market value of the Company’s common stock, as determined by the Company’s Board of Directors, at the time the option was granted. In May 2003, the Company’s stockholders approved the 2003 Stock Incentive Plan (the “2003 Plan”), under which 800,000 shares of common stock were authorized for issuance. In October 2003, the stockholders of the Company approved an amended and restated 2003 Plan which provided, among other things, for an increase of shares authorized for issuance under the 2003 Plan to 2,500,000. In May 2005, the stockholders of the Company approved an amendment to the 2003 Plan which provided for an increase of shares authorized for issuance under the 2003 Plan to 3,600,000, and the adoption of an “evergreen” provision that allows for an annual increase in the number of shares of the Company’s common stock available for issuance under the 2003 Plan. The evergreen provision provides for an annual increase to be added on the first day of each fiscal year of the Company during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2013, such increase to be equal to the lesser of (i) 1,400,000 shares of the Company’s common stock, (ii) 4% of the outstanding shares on that date or (iii) an amount determined by the Company’s Board of Directors.  Pursuant to the evergreen provision, in January 2006 the shares of common stock authorized for issuance under the 2003 Plan were increased by 1,219,679 shares.

While the Company may grant options to employees that become exercisable at different times or within different periods, the Company generally has granted options to employees that are exercisable in equal annual installments of 25% on each of the first four anniversary dates of the grant.

Employee Stock Purchase Plan   The Company also has an employee stock purchase plan (the “ESPP”) that allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. In May 2006, the stockholders of the Company approved and amendment to the ESPP which provided for an increase of shares available for issuance under the ESPP to 150,000, and the adoption of an “evergreen” provision that allows for an annual increase in the number of shares of the Company’s common stock available for issuance under the ESPP.  The evergreen provision provides for an annual increase to be added on the first day of each fiscal year of the Company during the period beginning in fiscal year 2007 and ending on the last day of fiscal year 2010, such increase to be equal to the lesser of (i) 150,000 shares of the Company’s common stock or (ii) a lesser amount determined by the Company’s Board of Directors.  Under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which the Company applied to awards under the ESPP prior to January 1, 2006, the Company was not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the ESPP. Upon adoption of SFAS 123R, the Company began recording stock-based compensation expense related to the ESPP. For the three and six month periods ending June 30, 2006, the Company recognized $41,000 and $94,000, respectively, in stock-based compensation expense related to the ESPP.  At June 30, 2006, there were 144,875 shares available for grant under the ESPP.

In connection with recording stock-based compensation related to non-employees, the Company recorded a reversal of $143,000 and $176,000 for the three and six months ended June 30, 2006, respectively.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net income for the three and six months ended June 30, 2006 is $3.0 million and $4.7 million, respectively, lower than if it had continued to account for stock-based compensation under APB 25.  Basic and diluted earnings per share for the three and six months ended June 30, 2006 is $0.08 and $0.13, respectively, lower than if the Company had continued to account for stock-based compensation under APB 25.

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS 123 in the first quarter of 2005. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended	Six Months Ended
(in thousands, except per share amounts)	June 30, 2005	June 30, 2005
Net loss as reported	$(22,624)	$(42,213)
Add: Stock-based employee compensation expense included in reported net loss	282	301
Deduct: Stock-based employee compensation expense determined under fair value based method	(1,478)	(2,560)
Pro forma net loss	$(23,820)	$(44,472)

Basic and diluted net loss per share
As reported	$(0.75)	$(1.40)
Pro forma	$(0.79)	$(1.47)

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Volatility	73%	73%	73%	73%
Risk-free interest rate	4.9%	3.9%	4.7%	3.9%
Expected life (years)	5.6	6.0	5.9	6.0
Dividend	None	None	None	None

Volatility is determined exclusively on historical volatility data of the Company’s common stock based on the period of time since the Company’s common stock has been publicly traded. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The expected life of stock options granted is based exclusively on historical data and represents the weighted average period of time that stock options granted are expected to be outstanding. The expected life is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior amongst its employee population.

The Company is using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 4.5% to all unvested options as of June 30, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended June 30, 2006 and 2005 were $3.34 and $10.35, respectively, and $5.27 and $10.67 for options granted during the six months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2005, the Company granted options to purchase 742,425 shares of the Company’s common stock with a weighted average exercise price of $15.34. For the six months ended June 30, 2005, the Company granted options to purchase 804,525 shares of the Company’s common stock with a weighted average exercise price of $15.83.

A summary of option activity under the Company’s 2003 Plan as of June 30, 2006, and changes during the six month period then ended is presented below (in thousands, except weighted average data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value

Outstanding at December 31, 2005	3,820	$9.39
Granted	2,671	$8.58
Exercised	(416)	$1.46
Forfeited/Cancelled	(1,072)	$13.75
Outstanding at June 30, 2006	5,003	$8.68	7.93	$3,208
Exercisable at June 30, 2006	1,721	$5.92	5.88	$2,724

During the three and six months ended June 30, 2006, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1.5 million and $1.8 million, respectively, and the total amount of cash received from exercise of these options was $518,000 and $605,000, respectively. The total grant-date fair value of stock options that vested during the three and six months ended June 30, 2006 was approximately $522,000 and $1.1 million, respectively.

As of June 30, 2006, there was $18.4 million of total unrecognized compensation cost related to unvested share based awards. This cost is expected to be recognized over a weighted average period of 1.4 years. The Company expects approximately 4,161,000 in unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

(6)                                 Restructuring

On March 31, 2006, the Company recorded charges of $2.0 million related to a restructuring of its discovery research operations that was intended to better align costs with revenue and operating expectations. The restructuring charges pertained to employee severance  and impairment of assets. The restructuring charges were recorded in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In connection with the restructuring plan, the Company terminated 30 employees from its discovery research group, or approximately 30% of the Company’s workforce, resulting in a charge of $1.4 million, which was accrued as of March 31, 2006. None of these employees remained employed as of March 31, 2006.

As a result of terminating these employees, the Company recorded an impairment charge for certain research laboratory equipment, computer equipment, and furniture and fixtures aggregating $597,000, for which the future use is currently uncertain. These assets were written down to their fair value utilizing a third party appraiser to estimate the fair value of the assets based on current market quotes and the current condition of the equipment, furniture and fixtures.

The following table summarizes the restructuring activity as of June 30, 2006 as part of the restructuring plan:

	Balance at March 31, 2006	Cash Payments	Balance at June 30, 2006

Severance payments	$1,441,000	$(732,000)	$709,000

(7)                                 Accumulated Other Comprehensive Loss

The Company presents comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income is comprised entirely of unrealized gains and losses on available-for-sale marketable securities. For the three months ended June 30, 2006 and 2005, total comprehensive loss equaled $18,282,000 and $22,514,000 respectively.  For the six months ended June 30, 2006 and 2005, total comprehensive loss equaled $44,157,000 and $42,134,000 respectively.

(8)           Sale of Common Stock

On January 25, 2006, the Company completed a direct offering of shares of the Company’s common stock previously registered under an effective shelf registration statement. Pursuant to this offering, the Company sold approximately 6.1 million shares of the Company’s common stock to selected institutional investors at a price of $10.25 per share. Proceeds to the Company from this registered direct offering, net of offering expenses and placement agency fees, totaled $58.5 million.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Basic and Diluted:
Net loss	$(18,280)	$(22,624)	$(44,204)	$(42,213)

Weighted average common shares used to compute net loss per share	36,724	30,275	35,667	30,255
Basic and diluted net loss per share	$(0.50)	$(0.75)	$(1.24)	$(1.40)

As of June 30, 2006 and 2005, options to purchase 5,003,026 and 3,869,249 shares of common stock, respectively, and warrants to purchase -0- and 13,023 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

(10)                          Single Source Suppliers

The Company currently obtains one of the key active pharmaceutical ingredients for its commercial requirements for BiDil from a single source. The Company also relies on the services of one manufacturing source to produce BiDil. The disruption or termination of the supply of the commercial requirement for BiDil or a significant increase in the cost of the key active pharmaceutical ingredient from this single source, or the disruption or termination of the manufacturing source, could have a material adverse effect on the Company’s business, financial position and results of operations.

(11)                          Concentration of Credit Risk

Statement of Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no off-balance-sheet or concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash and cash equivalents and investment balances with several nonaffiliated institutions.

The following table summarizes the number of trade customers that individually comprise greater than 10% of total revenues and their respective percentage of the Company’s total revenues:

	Number of Significant	Percentage of Total Revenues by Customer
	Customers	A	B	C

Three months ended June 30, 2006	3	39%	31%	18%
Six months ended June 30, 2006	3	33%	33%	19%

The following table summarizes the number of customers that individually compise greater than 10% of total accounts receivable and their respective percentage of the Company’s total accounts receivable:

	Number of Significant	Percentage of Total Accounts Receivable by Customer
	Customers	A	B	C
As of:
June 30, 2006	3	—%	19%	50%
December 31, 2005	3	59%	21%	9%

To date, the Company has not written off any significant accounts receivable.

(12)                          Long Term Debt

On June 28, 2005, the Company borrowed (i) $10.0 million from Oxford Finance Corporation (“Oxford”), and (ii) $10.0 million from General Electric Capital Corporation (“GECC”) pursuant to the terms of Promissory Notes (“the Notes”). The Notes bear interest at a fixed rate of 9.95% per annum and are payable in 36 consecutive monthly installments of principal and accrued interest, beginning on July 1, 2005. Also on June 28, 2005, the Company entered into Master Security Agreements with both Oxford and GECC (“the Agreements”). Under terms of these Agreements, the Company granted to both Oxford and GECC a security interest in and against all of the property of the Company and in and against all additions, attachments, accessories and accessions to such property, all substitutions, replacements or exchanges, and all insurance and/or other proceeds (“the Collateral”). The Collateral comprises all of the Company’s personal property and fixtures including, but not limited to, all inventory, equipment, fixtures, accounts, deposit accounts, documents, investment property, instruments, general intangibles, chattel paper and any and all proceeds (but excluding intellectual property). The Collateral does not include any intellectual property or products (or interests in any intellectual property or products (including any royalties)) acquired, whether by purchase, license or otherwise, on or after the execution of the Agreements (collectively, “New Property”), nor do the Agreements limit any indebtedness secured by any New Property provided that debt or non-cash equity (e.g., stock) is used to acquire New Property. In the event that the Company uses cash to purchase New Property, Oxford’s and GECC’s existing liens will extend to such New Property. The Agreements also contain a material adverse change clause with both Oxford and GECC. Under this clause, if Oxford or GECC reasonably determines that the Company’s ability to repay the Notes has been materially impaired, the Company would be considered in default. As of June 30, 2006, the Company was in compliance with this clause.

(13)                          Commitments and Contingencies

In connection with the Company’s efforts to obtain the approval of BiDil from the FDA, the Company contracted with the law firm of FoxKiser LLC (“FoxKiser”) for services related to the regulatory approval process for BiDil. The agreement provided for payment of legal consulting fees upon receipt of written FDA approval of BiDil. In addition, the agreement requires the Company to pay royalties to FoxKiser on commercial sales of BiDil. The royalty term ends six months after the date of market introduction of an FDA-approved generic version of BiDil. During the third quarter of 2005, the Company entered into a separate consulting agreement with FoxKiser following the approval by the FDA of BiDil. During the three month periods ended June 30, 2006 and 2005, the Company recorded charges of $337,000 and $266,000, respectively, pertaining to the legal consulting fees related to these agreements. During the three month periods ended June 30, 2006 and 2005, the Company also paid royalties to FoxKiser in the amounts of $87,000 and $-0-, respectively. During the six month periods ended June 30, 2006 and 2005, the Company recorded charges of $667,000 and $532,000, respectively, pertaining to the legal consulting fees related to these agreements.  During the six month periods ended June 30, 2006 and 2005, the Company also paid royalties to FoxKiser in the amounts of $155,000 and $-0-, respectively. On June 23, 2005, the Company received written FDA approval of BiDil, and in July 2005 the Company paid FoxKiser $2.4 million pursuant to the terms of these agreements.

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

In November 2004, as amended in May 2005, the Company executed an agreement with Publicis Selling Solutions, Inc. (“Publicis”), a contract sales organization, pursuant to which, on the Company’s behalf, Publicis employed and trained a specialty sales force currently consisting of approximately 144 sales representatives to sell BiDil to the Company’s target prescriber markets. The Company recorded costs in 2005 of $29.8 million, excluding one-time start-up costs, and project costs.  The Company terminated this agreement on May 19, 2006 and transitioned the Publicis sales force internally to NitroMed. The Company paid a termination fee of $500,000 and a sales force transition fee of $348,000 in the second quarter of 2006. The Company will no longer incur costs from Publicis for the sales force and accordingly will no longer have a significant contractual commitment with Publicis.

On February 16, 2005, the Company engaged Schwarz Pharma Manufacturing, Inc. (“Schwarz Pharma”) under a five-year exclusive manufacturing and supply agreement solely for the three times daily immediate release dosage formulation of BiDil. Under the supply agreement, the Company has the right to engage a backup manufacturer, but to date has not elected to use this right. In connection with this supply agreement, the Company placed binding purchase orders of $864,000 and $648,000 for production of BiDil finished goods to occur during the third and fourth quarters of 2006, respectively.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an emerging pharmaceutical company with substantial expertise and intellectual property in nitric oxide-based drug development. We have devoted substantially all of our efforts towards the research and development of our product candidates and the commercialization of our currently marketed product, BiDil®. Since our inception, we have mainly funded our operations through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from collaborative partners and, more recently, sales of BiDil. We have never been profitable and have incurred an accumulated deficit of $286.7 million as of June 30, 2006.

In June 2005, the U.S. Food and Drug Administration, or FDA, approved our product, BiDil, for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapies. BiDil is an orally administered fixed-dose combination of isosorbide dinitrate and hydralazine hydrochloride. We commercially launched BiDil in July 2005 and we market BiDil to primary care physicians and cardiologists who treat African Americans with heart failure. Our sales and marketing organization is comprised internally of a senior vice president of sales, a vice president of marketing, three regional sales directors, fifteen district sales managers and 144 sales representatives. We have also engaged Schwarz Pharma Manufacturing, Inc., or Schwarz Pharma, under a five-year exclusive manufacturing and supply agreement exclusively for the three times daily immediate release dosage formulation of BiDil.

In the near term, a key driver of our success will be our ability to successfully commercialize and achieve market penetration of BiDil. Since we commercially launched BiDil in July 2005, we have generated approximately $9.6 million in product sales, including product sales of $2.9 million during the second quarter of 2006. We will need to generate significant revenues to achieve profitability. At the present time, we are unable to estimate the level of revenues that we will realize from the sales of BiDil. We are therefore unable to estimate when we will achieve profitability, if at all.

We have also applied our nitric oxide technology to develop novel pharmaceuticals, as well as safer and more effective versions of existing drugs, and to target significant diseases that are characterized by a deficiency in nitric oxide. In connection with our restructuring in March 2006, we terminated substantially all of the employees in our discovery research group and determined to limit our future internal development activities to the continued development of an extended release formulation of BiDil, which we refer to as BiDil XR, as well as out-licensing of our nitric oxide-enhancing technology in exchange for potential milestone payments and royalties on sales.  As a result of this restructuring, we recorded an impairment charge related to certain research laboratory equipment, computer equipment and furniture and fixtures.

We expect that research, development and commercialization expenses will continue at current levels in the near term, due in part to a decrease in research expenses as a result of our restructuring in March 2006, partially offset by an increase in ongoing development expenses with respect to our product candidates, particularly BiDil XR. We also estimate that sales, general and administrative costs will continue at current levels. We continue to estimate that our operating expenses related to research and development and sales, general and administrative for the year ended December 31, 2006, will be in the range of $95 million to $110 million, excluding cost of product sales. At June 30, 2006, our principal source of liquidity was $71.7 million of cash and cash equivalents and marketable securities. We believe that our existing sources of liquidity and cash expected to be generated from future operations will be sufficient to fund our current business plan for approximately the next twelve months.

Financial Operations Overview

Revenue.   Our first commercial product, BiDil, was launched in July 2005. Prior to the launch of BiDil, all of our revenue had been derived from license fees, research and development payments and milestone payments that we received from our corporate collaborators. In future years, we will seek to generate revenue from sales of BiDil, as well as milestone and royalty payments resulting from the out-licensing of our intellectual property. We currently have no active collaborative agreements and generated no revenue from collaborative agreements for the six month period ending June 30, 2006.

Research and Development.   Research and development expense consists of expenses incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers for independent monitoring and analysis of our clinical trials, costs of contract research and manufacturing, costs of facilities and BiDil medical support costs. As a result of our restructuring in March 2006, we terminated substantially all of the employees in our discovery research group and determined to limit our future internal development activities to the continued development of BiDil XR. We also intend to seek out-licensing and collaboration arrangements for our portfolio of pre-clinical nitric oxide-enhancing technologies, including NMI-3377, a late-stage pre-clinical cardio-renal compound.

The following summarizes our primary research and development programs. Except as provided below, we have not provided cumulative program costs to date because prior to 2000 we did not track and accumulate cost information by research program.

•               BiDil.   From May 2001 to July 2004, we enrolled 1,050 patients at 169 clinical sites in the United States in our phase III clinical trial for BiDil. We halted the trial in July 2004 due to a significant survival benefit in the preliminary data for patients taking BiDil. The FDA approved BiDil on June 23, 2005, and we launched BiDil in July 2005. The total cost for the BiDil African American Heart Failure Trial was approximately $43.0 million.

•               BiDil XR.   The current formulation of BiDil is an immediate-release tablet that must be taken three times daily. We are currently pursuing the development of BiDil XR, an extended release formulation of BiDil, that could be taken either once or twice a day, depending on the particular formulation we pursue. Since inception to date we have incurred approximately $3.4 million on the development of BiDil XR. This product is currently in a pre-clinical stage of development. Because of its stage of development, and the uncertainties inherent in pharmaceutical development generally, we may not be able to successfully develop and commercialize BiDil XR. Moreover, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material cash inflows are expected to commence, if at all, for BiDil XR.

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

•               Nitric Oxide Stents.   We formerly had a research agreement with Boston Scientific Corporation, or Boston Scientific, to develop cardiovascular stents enhanced with a bio-compatible polymer that is capable of releasing nitric oxide. In accordance with the terms of our agreement with Boston Scientific, the research term expired in December 2005. See “— Boston Scientific Collaboration” below.  The research program under this agreement focused on pre-clinical development. We intend to seek out-licensing and collaboration opportunities for these product candidates, subject to the terms of our agreement with Boston Scientific and pending resolution of the ongoing rights of the parties with respect to this technology. We cannot be certain if we will be able to secure out-licensing or collaboration partners for these product candidates on favorable terms, if at all. Significant additional expenditures will be required to conduct pre-clinical testing and to apply for, and conduct, clinical trials. We are not presently engaging in any internal research and development activities with respect to cardiovascular stents. Because this program is in pre-clinical development, the successful development of products based upon this program is highly uncertain. As such, we are unable to estimate when material cash inflows from milestones and royalties could commence.

Sales, General and Administrative.   Sales, general and administrative expense consists primarily of salaries and other related costs for personnel in sales and marketing, executive, finance, investor relations, accounting, business development and human resource functions. Other costs include facility costs not otherwise included in research and development expense; costs for public relations, advertising and promotion services; professional fees for legal and accounting services; and costs related to our third party contract sales agreement with Publicis Selling Solutions, Inc., or Publicis, which we terminated in May 2006.

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

Results of Operations

Three Months Ended June 30, 2006 and 2005

Revenue.   Total revenue for the three months ended June 30, 2006 was $2.9 million compared to $0.4 million for the three months ended June 30, 2005. Product sales of BiDil accounted for all of the $2.9 million of revenue for the three month period ended June 30, 2006. We commercially launched BiDil in July 2005, and thus there were no product sales for the three month period ended June 30, 2005. We had no research and development revenue for the three month period ended June 30, 2006 compared to $0.4 million of research and development revenue for the three month period ended June 30, 2005, due to the termination of the Boston Scientific agreement in December 2005.

Cost of Product Sales.   Cost of product sales was $621,000 for the three month period ended June 30, 2006. There were no cost of product sales for the three month period ended June 30, 2005. Cost of product sales for the three month period ended June 30, 2006 included an impairment charge of commercial trade product and patient sample inventory of $83,000.

Stock-based Compensation Expense.   On January 1, 2006, we adopted the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123R, using the modified prospective application method. Compensation cost is calculated on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model and is recognized ratably over the employee’s service period.

Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25.  Under APB 25 we generally recognized no compensation cost for employee stock options. The adoption of SFAS 123R under the modified prospective application method allowed us to recognize compensation cost beginning with the effective date of January 1, 2006 based on (a) the requirement of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, or SFAS 123, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Under the modified prospective application method, prior periods are not restated for the effect of SFAS 123R.

As a result of adopting SFAS 123R on January 1, 2006, we recognized $3.0 million in stock-based compensation expense for the three months ended June 30, 2006.

Research and Development.   Research and development expense for the three months ended June 30, 2006 was $4.7 million compared to $8.3 million for the three months ended June 30, 2005. The $3.6 million, or 44% decrease in research and development expenses in the current period was primarily due to decreases in medical expenditures supporting the commercial launch of BiDil, the completion of the extended African American Heart Failure Trial, or X-A-HeFT, in December 2005, and a reduction in salary and benefits due to a reduction in the research and development workforce as a result of the March 2006 restructuring, offset partially by increases in stock-based compensation expense related to SFAS 123R.

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three month periods ended June 30, 2006 and June 30, 2005:

	Three Months Ended June 30,
	2006	2005
Research and Development Program
BiDil	$2.3	$4.9
BiDil XR	1.1	—
Other discovery research	0.5	1.3
Nitric oxide-enhancing cardiovascular compounds	0.8	1.5
Nitric oxide enhanced stents	—	0.6

Total research and development expense	$4.7	$8.3

Sales, General and Administrative. Sales, general and administrative expense for the three months ended June 30, 2006 was $16.4 million compared to $15.5 million for the three months ended June 30, 2005. The $0.9 million, or 6%, increase in sales, general and administrative expense was primarily due an increase in stock-based compensation expenses related to our adoption of SFAS 123R, offset by a reduction in sales and marketing expenses related to the commercialization of BiDil, including costs related to the contract sales force agreement with Publicis.

Non-Operating Income. Non-operating income for the three months ended June 30, 2006 was $582,000 compared to $764,000 for the three months ended June 30, 2005. The $182,000, or 24%, decrease was primarily due to $358,000 in interest expense incurred on long-term debt for the three months ended June 30, 2006, partially offset by higher fund balances available for investment as a result of the closing of our registered direct offering of common stock in January 2006.

Six Months Ended June 30, 2006 and 2005

Revenue. Total revenue for the six months ended June 30, 2006 was $5.2 million compared to $0.8 million for the six months ended June 30, 2005. Product sales of BiDil accounted for all of the $5.2 million of revenue for the six month period ended June 30, 2006. We commercially launched BiDil in July 2005, and thus there were no product sales for the six month period ended June 30, 2005. We had no research and development revenue for the six month period ended June 30, 2006 compared to $0.8 million of research and development revenue for the six month period ended June 30, 2005, due to the termination of the Boston Scientific agreement in December 2005.

Cost of Product Sales. Cost of product sales was $1.5 million for the six month period ended June 30, 2006. There were no cost of product sales for the six month period ended June 30, 2005. Cost of product sales for the six month period ended June 30, 2006 included an impairment charge of commercial trade product and patient sample inventory of $565,000.

Stock-based Compensation Expense. As a result of adopting SFAS 123R on January 1, 2006, we recognized $4.7 million in stock-based compensation expense for the six months ended June 30, 2006. As of June 30, 2006, the total unrecognized compensation cost related to unvested awards was approximately $18.4 million, which will be recognized over a weighted average period of 1.4 years.

Research and Development. Research and development expense for the six months ended June 30, 2006 was $10.8 million compared to $16.0 million for the six months ended June 30, 2005. The $5.2 million, or 32%, decrease in research and development expenses in the current period was primarily due to decreases in medical expenditures in support of the commercial launch of BiDil, the completion of X-A-HeFT in December 2005, and a reduction in salary and benefits due to a reduction in the research and development workforce as a result of the March 2006 restructuring, offset partially by increases in stock-based compensation expense related to SFAS 123R.

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the six month periods ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
Research and Development Program
BiDil	$5.5	$10.4
BiDil XR	1.2	—
Other discovery research	1.6	1.9
Nitric oxide-enhancing cardiovascular compounds	2.3	2.7
Nitric oxide enhanced stents	0.2	1.0

Total research and development expense	$10.8	$16.0

Sales, General and Administrative. Sales, general and administrative expense for the six months ended June 30, 2006 was $36.1 million compared to $28.5 million for the six months ended June 30, 2005. The $7.6 million, or 27%, increase in sales, general and administrative expense was primarily due to sales and marketing expenses related to the commercialization of BiDil, including costs related to the contract sales force agreement with Publicis, compensation expenses related to SFAS 123R, and severance benefits related to the cessation of service on March 20, 2006 of our then-President and Chief Executive Officer and our then-Chief Financial Officer, Chief Business Officer, Treasurer and Secretary, partially offset by decreases in professional, sales training and meeting fees.

Restructuring Charge.  On March 31, 2006, we recorded charges of $2.1 million for a restructuring of our discovery research operations that was intended to better align costs with revenue and operating expectations. The restructuring charges pertained to employee severance and impairment of assets. The restructuring charges were recorded in accordance with Statement of Financial

Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In connection with the restructuring plan, we terminated 30 employees from our discovery research group, or approximately 30% of our workforce, resulting in a charge of $1.4 million, which was accrued as of March 31, 2006. None of these employees remained employed as of March 31, 2006. At June 30, 2006, we have $709,000 remaining to be paid to these employees.

As a result of terminating these employees, we recorded an impairment charge for certain research laboratory equipment, computer equipment and furniture and fixtures aggregating $597,000, for which the future use is currently uncertain. These assets were written down to their fair value utilizing a third party appraiser to estimate the fair value of assets based on current market quotes and the current condition of the equipment, furniture and fixtures.

Non-Operating Income. Non-operating income for the six months ended June 30, 2006 was $1.1 million compared to $1.5 million for the six months ended June 30, 2005. The $0.4 million, or 31%, decrease was primarily due to $0.8 million in interest expense incurred on long-term debt for the six months ended June 30, 2006, partially offset by higher fund balances available for investment as a result of the closing of our registered direct offering of common stock in January 2006.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from our collaborative partners and, more recently, sales of BiDil. As of June 30, 2006, we have received net proceeds of $322.4 million from the issuance of equity securities, primarily as the result of the sale of $99.1 million of our redeemable convertible preferred stock, net proceeds of $60.1 million from our initial public offering in November 2003, net proceeds of $81.8 million from our follow-on public offering in December 2004, and net proceeds of $58.5 million from our registered direct offering in January 2006. At June 30, 2006, we had $71.7 million in cash, cash equivalents and marketable securities.

During the six months ended June 30, 2006, operating activities used cash of $45.9 million, primarily due to a net loss of $44.2 million, decreases in deferred revenue of $1.9 million, and increases in accounts payable and accrued expenses of $10.0 million, partially offset by decreases in accounts receivable of $2.1 million, prepaid expenses of $1.8 million and non-cash expenses and charges of $5.6 million.

During the six months ended June 30, 2006, investing activities provided cash of $9.4 million, primarily due to net maturities of marketable securities of $9.5 million.

During the six months ended June 30, 2006, financing activities provided cash of $56.1 million, primarily due to $58.5 million in proceeds from the sale of common stock in January 2006, offset by long-term debt payments of $3.1 million.

On June 28, 2005, we borrowed (i) $10.0 million from Oxford Finance Corporation, or Oxford, and (ii) $10.0 million from General Electric Capital Corporation, or GECC, pursuant to the terms of promissory notes made by us with both Oxford and GECC, respectively. The notes bear interest at a fixed rate of 9.95% per annum and are payable in 36 consecutive monthly installments of principal and accrued interest, beginning July 1, 2005. The notes are secured by a security interest in all our personal property and fixtures with the exception of any intellectual property or products acquired, whether by purchase, license or otherwise, on or after the execution of the notes, provided that debt or non-cash equity is used to acquire the new property. The agreements that we entered into with each of Oxford and GECC in connection with the notes also contain a material adverse change clause with both Oxford and GECC. Under this clause, if Oxford or GECC reasonably determine that our ability to repay the notes has been materially impaired, we would be considered in default. As of June 30, 2006, we were in compliance with this clause.

On August 3, 2005, we filed a registration statement utilizing a “shelf” registration process with the Securities and Exchange Commission, or SEC. Under this shelf process, we may sell from time to time, in one or more offerings, shares of our common stock and debt securities up to a total dollar amount of $250 million. This shelf registration is more fully detailed in a Registration Statement on Form S-3 that we filed with the SEC on August 3, 2005. On January 25, 2006, we completed a direct offering of shares of our common stock previously registered under our effective shelf registration statement. Pursuant to this offering, we sold approximately 6.1 million shares of our common stock to selected institutional investors at a price of $10.25 per share. Proceeds to us from this registered direct offering, net of offering expenses and placement agency fees, totaled $58.5 million.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2006, and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than five years

Operating lease obligation	$13,187,000	$1,485,000	$3,010,000	$3,346,000	$5,346,000
Purchase obligations (1)	1,512,000	1,512,000	—	—	—
Long term debt	15,350,000	7,675,000	7,675,000	—	—
Total contractual cash obligations	$30,049,000	$10,672,000	$10,685,000	$3,346,000	$5,346,000

(1)  In the first and second quarters of 2006, we placed binding purchase orders in the approximate amount of $1.5 million with Schwarz Pharma Manufacturing, Inc. for production of BiDil finished goods during the third and fourth quarters of 2006.

We believe that our existing sources of liquidity and cash expected to be generated from future operations will be sufficient to fund our current business plan for approximately the next twelve months. We may seek additional funding through collaborative arrangements and public or private financings. However, additional funding may not be available to us on acceptable terms, if at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or convertible debt securities, further dilution to our existing stockholders may result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail certain of our sales and marketing efforts. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products.

Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including the following:

•       the magnitude of product sales of BiDil;

•       the successful commercialization of BiDil;

•       the cost of manufacturing, marketing and selling BiDil;

•       the timing of when we receive significant revenue from BiDil, if at all;

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue and related reserves, accounts receivable, inventories, accrued expenses and the factors used to determine the fair value assigned to our stock options. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents the only material changes in our judgments or estimates during the first and second quarters of 2006. For a more detailed explanation of the other judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2005, which is on file with the SEC.

Stock-Based Compensation.   On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the first six months of 2006 includes (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Such amounts have been reduced by our estimate of forfeitures of all unvested awards. Results for prior periods have not been restated. For stock options granted to non-employees, we recognize compensation expense in accordance with the requirements of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-16. EITF 96-16 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. The fair value of unvested stock awards granted to non-employees is remeasured at each reporting period.

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

We are using the straight-line attribution method to recognize stock based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 4.5% to all unvested options as of June 30, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

We use our judgment in determining the fair value of our common stock, including in selecting the inputs in the Black-Scholes valuation model.  Equity instrument valuation models are by their nature highly subjective.  Any significant changes in any of our judgments, including those used in the application of the Black-Scholes valuation model, could have a significant impact on the fair value of the equity instruments granted or sold and the associated compensation charge, if any, that we record in our financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate and U.S. government-related securities, directly or through managed funds, with average contractual maturities of less than two years. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.    Controls and Procedures

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our interim chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q, in evaluating NitroMed and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected.

The risk factors previously disclosed in Item 1A. of our 2005 Annual Report on Form 10-K have been materially and substantially revised herein to reflect the restructuring of our research and development operations in March 2006 and additional risks relating to our commercialization of BiDil . Accordingly, the risk factors set forth below supersede in their entirety the risk factors previously disclosed in our Annual Report on Form 10-K. For a further discussion of the ongoing commercialization of BiDil and the restructuring of our research and development operations in March 2006, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

Risks Relating to our Business

Our business is substantially dependent on the commercial success of BiDil, and if sales of BiDil do not increase in the near term, our business will be materially harmed and our stock price will decline.

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

•                   our ability to continue to develop and increase the productivity of our sales force;

•                   our ability to gain market acceptance of BiDil as safe, effective and medically necessary;

•                   the availability of substantial amounts of cash to fund our BiDil commercialization plans;

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

In order for us to successfully commercialize BiDil, our sales of BiDil must increase significantly from their current levels. If we fail to significantly increase BiDil sales, our near-term ability to generate product revenue, our reputation and our ability to raise additional capital will be materially impaired, and the value of our stock will decline.

If the government or third-party payors do not reimburse patients for BiDil, or do not reimburse for BiDil at favorable levels, BiDil might not be used or purchased, and our revenues and profits will be adversely affected.

Our revenues and profits depend heavily upon the availability of coverage and favorable reimbursement for the use of BiDil from third-party healthcare and state and federal government payors. Reimbursement by a third party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•                   safe, effective and medically necessary;

•                   appropriate for the specific patient;

•                   cost-effective; and

•                   neither experimental nor investigational.

Since reimbursement approval for a product is required from third-party and government payors in order for patients to be reimbursed for the cost of a product, seeking this approval, particularly when seeking approval for a preferred form of reimbursement over other competitive products, is a time-consuming and costly process. Third-party payors conduct clinical reviews of pharmaceutical products to determine whether a product is safe, effective and medically necessary.  These third-party payors may find that BiDil is not sufficiently effective to justify reimbursement approval or that the effectiveness of BiDil does not justify its cost.  In addition, third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of BiDil. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products, if at all.

Even after reimbursement at an agreed level is approved by a third-party payor, we may lose that reimbursement entirely, or we may lose the similar or better reimbursement we receive compared to competitive products. As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved. In addition, legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of BiDil. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for BiDil may cause our revenues to decline. Any failure by us to obtain reimbursement for BiDil, or to secure a preferred form of reimbursement that reduces costs to patients, may negatively impact market acceptance of BiDil and adversely affect our ability to generate revenues from sales.

Most private insurers, and the majority of Medicare Part D plans that cover BiDil, cover the product at the Tier III level. Tier level is a term generally used to denote the level of reimbursement and, consequently, the level of patient co-pay, for a product that is approved by a third-party payor. At Tier III, patient co-pays are at a significantly higher level than they would be at Tier II, ranging from approximately $30.00 to $50.00. Tier II reimbursement denotes a preferential level of reimbursement at which patient co-pays range from approximately $15.00 to $25.00. We may not be able to obtain reimbursement coverage for BiDil or, even if we obtain such coverage, we may not be able to obtain preferential reimbursement treatment from many private insurers or Medicare Part D plans. Any failure by us to secure such coverage, or to secure it at preferential levels, would have a substantially negative effect on sales of BiDil, market acceptance of BiDil would be negatively impacted and our ability to generate revenues from sales would be significantly impaired. In addition, although some private insurers and Medicare Part D plans are currently providing reimbursement for BiDil at Tier II levels, the number of overall plans providing this preferential reimbursement is small. We cannot know if BiDil will continue to be listed on any of these plans at a preferential reimbursement level, if at all. In addition, although preferential reimbursement for BiDil removes a financial barrier to accessing the product, it does not require or guarantee that physicians will prescribe the drug.  Accordingly, we cannot assess the impact that the current listing of BiDil on any given plan will have on our future revenues, if any.

Physicians, third-party payors and patients may not be receptive to BiDil, which could prevent us from achieving profitability.

Our business is substantially dependent on market acceptance of BiDil. We currently market BiDil only in the United States, and key participants in the U.S. pharmaceutical marketplace, such as physicians, third-party payors and patients, may not accept and use BiDil.

Factors that we believe will materially affect market acceptance of BiDil include:

•                   the availability of favorable government and third-party payor reimbursement;

•                   the ability to produce and sell BiDil at a competitive price;

•                   the perceived availability in generic form of the individual components that constitute BiDil;

•                    the failure of physicians, third-party payors and patients to accept a product intended to improve therapeutic results based on ethnicity;

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

The perceived availability of lower priced generic substitutes for BiDil may adversely affect our sales of BiDil and the pricing or reimbursement we are able to obtain for BiDil.

BiDil is a fixed-dosed combination of two individual components, both of which are available in generic form, which are approved and separately marketed, in dosages similar to those we include in BiDil, at prices substantially below the prices we are charging for BiDil. While neither of these two generic drugs is approved for the treatment of heart failure, as a practical matter it may be impossible for us to prevent physicians from prescribing a combination of these two, lower cost generic drugs as a substitute for prescribing BiDil. If substantial numbers of physicians prescribe the combination of these two generic drugs, rather than BiDil, we could fail to achieve the sales of BiDil necessary for successful commercialization which would severely limit our ability to generate revenue from the sales of BiDil. Our ability to generate revenue could also be limited if:

•                   potential large purchasers of BiDil, such as hospitals or health maintenance organizations, require substitution of these generic drugs for BiDil;

•                   state formularies, other government agencies or private payors that approve reimbursement for drugs require substitution of these generic drugs for BiDil; or

•                   the availability of these generic drugs reduces the price or reimbursement amounts we are able to achieve for BiDil.

If we do not successfully market and sell BiDil, either directly or through third—party co-promotion arrangements, our future revenue will be limited.

We currently have limited sales, marketing and distribution experience. We launched BiDil in the United States ourselves, using a contract sales force. We transitioned to the use of a smaller sales force during the first quarter of 2006, and we internalized this sales force during the second quarter of 2006. This transition could adversely affect our marketing of BiDil, and any adverse effect on BiDil sales will depress the value of our stock. In order to continue to develop our internal sales force, we will have to invest significant amounts of money and management resources. We could face a number of additional risks for BiDil, including:

•                    we may not be able to attract, develop and retain a significant and qualified marketing or sales force;

•                    the cost of establishing a marketing and sales force may not be justifiable in light of the revenues generated by BiDil; and

•                    our direct sales and marketing efforts may not be successful.

In order to expand our marketing reach for BiDil, we plan to pursue sales, marketing and distribution arrangements with third parties, including co-promotion arrangements. We may not be able to successfully enter into sales, marketing and/or distribution agreements with third parties on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties. If we decide to rely on third-party entities for sales, marketing and distribution support, our future revenues for BiDil will depend heavily on the success of the efforts of these third parties.

We will require substantial additional amounts of cash to fund our operating plan, including commercializing BiDil, and, if additional capital is not available, we may need to limit, scale back or cease our operations.

We have used and will continue to require substantial funds to manufacture, market and sell BiDil during 2006 and beyond. We also expect to incur additional expenses relating to the ongoing development of BiDil XR.  We believe that our existing sources of liquidity and cash expected to be generated from future operations will be sufficient to fund the current business plan for approximately the next twelve months.

However, our future capital requirements, and the period in which we expect our current cash to support our operations, may vary from what we expect due to a number of factors, including the following:

•                    the magnitude of product sales of BiDil;

•                    the successful commercialization of BiDil;

•                    the cost of manufacturing, marketing and selling BiDil;

•                    the timing of when we receive significant revenue from BiDil, if at all;

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

We may be required to seek additional funding in the future and may seek to do so through collaborative arrangements and/or public or private financings. Additional financing may not be available to us on acceptable terms, if at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be compelled to significantly curtail our marketing efforts for BiDil. We may also be compelled to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products.

Poor performance by, or difficulties arising in the development of, our sales organization could prevent us from achieving the significant growth we need to achieve in BiDil revenues.

We previously entered into an agreement with Publicis Selling Solutions, Inc., a contract sales organization, which we refer to as Publicis. Pursuant to that agreement, Publicis employed and trained on our behalf a specialty sales force to sell BiDil to our target prescriber markets. We transitioned this sales force internally to NitroMed during the second quarter of 2006.  Our efforts to develop and train our sales force are ongoing, and the training of our current sales representatives, as well as the recruitment and training of new sales representatives, will result in additional costs and expenses related to our sales efforts.

In addition, during the first quarter of 2006, we elected to reduce the number of sales territories in which we have sales representation.  Any failure to adequately cover our current sales territories, or to cover through alternative marketing efforts the territories in which we have elected not to have sales representation, may result in reduced sales productivity and loss of revenue related to BiDil.

Under separate agreements, Publicis has recruited, hired and trained seven account executives and one national director who are dedicated to NitroMed on a non-exclusive basis and who assist us in gaining formulary access for BiDil. Our near-term revenue for BiDil will depend significantly upon the efforts and success of the Publicis account executive team. If Publicis does not devote the resources, time and training required to effectively manage and maintain these account executives, our ability to achieve revenue from sales of BiDil will be harmed.

We may not have the internal technology to successfully develop BiDil XR and we may not be able to acquire such technology on favorable terms, if at all.

Although we intend to pursue the development of an extended release formulation of BiDil, called BiDil XR, to be taken either once or twice a day, we do not currently have the internal technology to pursue this development on our own. The technology underlying extended release formulations of pharmaceutical products is highly proprietary and would take years and the expenditure of significant amounts of capital for us to develop. If we are unable to find extended release technology from a third party which is compatible for use with BiDil, we would be prevented from pursuing the development of BiDil XR. Even if we are able to identify compatible extended release technology, we may not be able to acquire rights to such technology on favorable terms, if at all. In addition, even if we are successful in acquiring such rights, we may be required to forfeit certain rights to our BiDil XR product to the owner of such technology, thereby reducing our future potential revenue from commercialization of this product.

The development and future commercialization of BiDil XR may be terminated or delayed, and the cost of development and future commercialization may increase, if third parties on whom we rely to manufacture BiDil XR do not fulfill their obligations.

We do not have manufacturing capabilities for BiDil XR and have no current plans to develop any such capacity in the future. In order to continue to develop BiDil XR, apply for regulatory approvals and commercialize this product, we plan to rely on third parties for the production of clinical and commercial quantities of BiDil XR. We may not be able to secure a third-party manufacturer for BiDil XR on commercially favorable terms, if at all. In addition, contract manufacturers are subject to ongoing periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with current Good Manufacturing Practices, or cGMP, and other governmental regulations and corresponding foreign standards. The cGMP requirements govern quality control of the manufacturing process and documentation of policies and procedures. Other than through contract, we do not have control over compliance by our contract manufacturers with these regulations and standards. Our present or future contract manufacturers may not be able to comply with cGMP and other FDA requirements or similar regulatory requirements outside the United States. Failure of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us in some cases, including fines, injunctions, failure of regulatory authorities to grant marketing approval of our product candidate, delays, suspension or withdrawal of approvals, seizures or recalls of such product candidate, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect our business. We will depend upon these third parties to perform their obligations in a timely manner and in accordance with applicable laws and regulations. If we fail to secure a third-party manufacturer on commercially favorable terms, or to the extent that third-party manufacturers with whom we contract fail to perform their obligations in accordance with applicable laws and regulations, we may be adversely affected in a number of ways, including:

•                    we may not be able to initiate or continue clinical trials of BiDil XR;

•                    we may be delayed in submitting applications for regulatory approvals for BiDil XR; and

•                    even if we successfully commercialize BiDil XR, we may be required to cease distribution and/or recall some or all batches of the product and we may not be able to meet commercial demands for our products or achieve profitability.

Currently, we are engaging in limited internal research and development activities and, accordingly, our ability to generate future revenue from our nitric oxide technology portfolio is completely dependent on our ability to enter into scientifically and commercially successful out-licensing or collaborative arrangements with third parties.

At the end of the first quarter of 2006, we scaled back our research and development staff in a restructuring of our company. We have limited our internal research and development activities to the continued development of an extended release formulation of BiDil, which we refer to as BiDil XR. We are currently seeking out-licensing and collaboration opportunities for our other potential product candidates based on our proprietary nitric oxide technology, including NMI-3377, a late-stage pre-clinical cardio-renal compound. The application of our proprietary nitric oxide technology is unproven in humans and, as a result, we may not be able to successfully out-license any products based on this technology. Our product candidates include nitric oxide enhancements of existing drugs; in these cases, we are modifying compounds whose chemical and pharmacological profiles are well-documented and understood. Many of our potential product candidates, however, are new molecules with chemical and pharmacological profiles that differ from that of the existing drugs. These compounds may not demonstrate in patients the chemical and pharmacological properties shown in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. In addition, it is possible that existing drugs or newly-discovered drugs may not benefit from the application of our nitric oxide technology. We may not be able to secure out-licensing or collaboration partners for these potential product candidates. Even if we are successful in entering into out-licensing or collaborative arrangements with respect to our potential product candidates, we have no assurance that we will be able to secure such arrangements on terms completely favorable to us. If our out-licensing or collaboration arrangements include unfavorable financial terms, our ability to generate revenue from our technology portfolio will be severely limited.

Additional factors that may affect the success of our potential future collaborations include the following:

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

As a result of the foregoing factors, our potential strategic partners may not be successful in developing and commercializing any products based on our proprietary nitric oxide technology. Any failure of such potential partners at any stage of the development or commercialization process with respect to our potential product candidates would significantly reduce the possibility that we would realize any future revenue from our technology portfolio.

Because we have a history of losses and our future profitability is uncertain, an investment in our common stock is highly speculative.

We have experienced significant operating losses since our inception in 1992. For the six months ended June 30, 2006, we had a net loss of $44.2 million. As of June 30, 2006, we had an accumulated deficit of $286.7 million. We expect that we will continue to incur substantial losses and that our cumulative losses will increase as our commercialization efforts continue. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial.

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

Our BiDil product revenues have been and will continue to be subject to considerable variation due to volatility in prescription volume, the manner in which we account for product sales considering product returns rates, the level of purchases by individual customers and other matters related to the commercialization of this product. We have experienced and are likely to continue to experience significant revenue deferrals and product returns, as well as additional charges and expenses associated with stocking incentives, other promotional incentives, and other matters related to the commercialization of this product. Significant inventory adjustments may also occur due to the 12-month shelf life of BiDil, sales forecast variances, or other factors. Any deferrals, returns or adjustments that negatively impact revenue, or our failure, for this or any other reason, to generate significant near-term revenue growth, would reduce our stock price and adversely affect our ability to raise capital.

If the third-party manufacturer of BiDil encounters delays or difficulties in production, we may not be able to meet demand for the product and we may lose potential revenue, which could cause the price of our common stock to decline.

We do not manufacture BiDil and have no plans to do so. We have engaged Schwarz Pharma Manufacturing, Inc., which we refer to as Schwarz Pharma, under a five-year exclusive manufacturing and supply agreement solely for the three times daily immediate release dosage formulation of BiDil. Under the supply agreement, we have the right to engage a backup manufacturer but do not currently have any backup manufacturing agreement in place. The terms of the supply agreement provide that it may be terminated by either us or Schwarz Pharma under specified circumstances, including a material breach of the supply agreement by either party, the occurrence of a payment default by us, our material impairment of the manufacturing licenses we have granted to Schwarz Pharma or a failure of Schwarz Pharma to supply conforming products. In addition, either party may terminate the supply agreement in the event the FDA takes any action, the result of which is to permanently prohibit the manufacture, sale or use of the product.

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

•                    compliance with strictly enforced federal, state and foreign regulations; and

•                    lack of capital funding.

If we are unable to maintain a commercially reasonable manufacturing agreement for the production of BiDil with Schwarz Pharma, we have no back-up manufacturing facility and thus we would not be able to manufacture and sell BiDil until another facility was qualified.  The number of third-party manufacturers with the manufacturing and regulatory expertise and facilities necessary to manufacture finished products for us on a commercial scale is limited, and it would take a significant amount of time to arrange, qualify, and receive necessary regulatory approval for alternative arrangements. We may not be able to contract for alternative manufacturing on acceptable terms, if at all.

If we are unable to successfully contract for third-party manufacturing, or if Schwarz Pharma or any other third-party manufacturer of BiDil fails to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices, we may be unable to meet the demand for our product and we may lose potential revenues, all of which could cause the price of our common stock to decline.

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

We or our potential strategic collaborators may not be able to obtain the necessary regulatory approvals in order to market and sell BiDil, or our product candidates, in foreign countries.

Our marketing approval for BiDil is limited to the United States. Until we or our potential strategic collaborators obtain the required regulatory approvals for BiDil or any potential product candidates in any specific foreign country, neither we nor our collaborators will be able to sell these products in that country. International regulatory authorities have imposed numerous and varying regulatory requirements, and the approval procedures could involve testing in addition to that required by the FDA. Furthermore, approval by one regulatory authority does not ensure approval by any other regulatory authority. In addition, if we enter into collaborative partnerships in order to obtain foreign regulatory approval for BiDil or any of our product candidates, we may be dependent upon these collaborators to conduct clinical testing and to obtain such regulatory approvals. We or our collaborators may not be able to obtain final regulatory approvals for BiDil or for any of our other potential product candidates in foreign countries. Any failure to obtain the necessary governmental approvals or failure to obtain approvals of the scope requested could delay, or even preclude, us or our licensees or other collaborators from marketing BiDil or our product candidates, or limit the commercial use of BiDil or our product candidates in these foreign jurisdictions. Alternatively, foreign regulatory approvals may entail limitations on the indicated uses of BiDil or our product candidates and impose labeling requirements which may also adversely impact our ability to market BiDil or our product candidates.

Even if we or our strategic partners obtain regulatory approvals, our marketed products, including BiDil, will be subject to ongoing regulatory review. If we, or our strategic partners, fail to comply with continuing United States and any future foreign regulations, we could lose our approvals to market BiDil, and our strategic partners could lose approvals to market our out-licensed products based on our proprietary nitric oxide technology and our business would be seriously harmed.

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

For example, because BiDil is specifically approved for labeling with respect to self-identified black patients, we may not promote BiDil for use in other patient populations. For BiDil, we must submit copies of our advertisements and promotional labeling, including, for example, professional journal advertisements, website pages, professional direct mailers, direct-to-consumer advertisements, convention booth panels and handouts, to the FDA at the time of initial publication or dissemination. If the FDA believes these materials or statements made by our sales representatives or other company officials promote our products for unapproved indications, the FDA could allege that our promotional activities misbrand our products. Specifically, the FDA could issue an untitled letter or warning letter, which requests, among other things, that we cease such promotional activities, including disseminating the advertisements and promotional labeling, and that we issue corrective advertisements and labeling, including sending letters to healthcare providers. The FDA also could take enforcement action including seizure of allegedly misbranded product, injunction or criminal prosecution against us and our officers or employees. If we repeatedly or deliberately fail to submit such advertisements and labeling to the agency, the FDA could withdraw our approvals. The FDA also monitors manufacturers’ support of continuing medical education, or CME, programs where the programs involve the manufacturers’ or a competitor’s products to ensure that manufacturers do not influence the CME content as a means of promoting their products for off-label uses.

In addition, the manufacturer and the manufacturing facilities we use to produce BiDil, or that our potential strategic partners may use to produce product candidates based on our nitric oxide technology, are subject to periodic review and inspection by the FDA. We or our potential strategic partners are required to report any serious and unexpected adverse experiences and certain quality problems with BiDil or the respective product candidate and make other periodic reports to the FDA. The discovery of any previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer or manufacturing facility, including withdrawal of the product from the market. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior FDA approval before the product as modified may be marketed. If we or our potential strategic partners fail to comply with applicable continuing regulatory requirements, we or our potential strategic partners may be subject to fines, untitled letters, warning letters, civil penalties, suspension or withdrawal of regulatory approvals, product recalls and seizures, injunctions, operating restrictions and/or criminal prosecutions and penalties.

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

In order to obtain regulatory approvals for the commercial sale of product candidates that we out-license, our collaborators will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our product candidates. Our strategic partners may not be able to obtain authority from the FDA or other regulatory agencies to commence or complete these clinical trials. If permitted, such clinical testing may not prove that our product candidates are sufficiently safe and effective to permit our strategic partners to obtain marketing approvals from regulatory authorities. Moreover, positive results demonstrated in pre-clinical studies and clinical trials that our strategic partners complete may not be indicative of results obtained in future clinical trials. Furthermore, one of our collaborators, institutional review boards or regulatory agencies may suspend clinical trials at any time if it is believed that the patients participating in such trials are being exposed to unacceptable health risks. Adverse or inconclusive clinical trial results concerning any of our product candidates could require our strategic partners to conduct additional clinical trials, result in increased costs and significantly delay the filing for marketing approval for those product candidates with the FDA, result in a filing for a narrower indication than was originally sought or result in a decision to discontinue development of those product candidates.

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

In November 2001, we entered into a research, development and license agreement with Boston Scientific pursuant to which we granted Boston Scientific an exclusive worldwide license to develop and commercialize certain of our nitric oxide-enhancing compounds for use with their stents or specialty catheters in the area of restenosis. In December 2003, we extended the research collaboration to develop nitric oxide-enhancing paclitaxel-coated stents until December 31, 2005. The research term of this agreement expired on December 31, 2005, although certain rights extend beyond this term. We intend to seek out-licensing and collaboration opportunities for this technology, subject to the terms of our agreement with Boston Scientific and pending resolution of the ongoing rights of the parties with respect to this technology. If we are not able to out-license the technology developed under this agreement, or if we are unable to resolve the ongoing rights of the parties with respect to this technology in a manner favorable to us, we may lose any investment made in the development of, and any potential revenue that may have resulted from, the development, sale or licensing of nitric oxide-enhancing stents.

If the estimates we make and the assumptions on which we rely in preparing our financial statements prove inaccurate, our actual results may vary significantly.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. Such estimates and judgments include revenue recognition, the carrying value of our accounts receivable, inventory and assets, our estimates of accrued expenses and our estimates of the fair value of equity instruments granted or sold by us. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, or the assumptions underlying them, may prove to be incorrect. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements. For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” above.

Risks Relating to our Intellectual Property Rights

Our patent protection for BiDil, the individual components of which are available in generic form, is limited, and we may be subject to generic substitution or competition and resulting pricing pressure.

We have no composition of matter patent covering BiDil, our product for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapy. BiDil is a fixed-dose combination of two individual components, isosorbide dinitrate and hydralazine hydrochloride, both of which are available in generic form, which are approved and separately marketed, in dosages similar to those we include in BiDil, for indications other than heart failure, at prices below the prices we are charging for BiDil. We have three issued method-of-use patents, one of which covers the use of the combination of isosorbide dinitrate and hydralazine hydrochloride to reduce the incidence of mortality associated with chronic congestive heart failure, expiring in 2007, and the others covering the treatment of heart failure in black patients, expiring in 2020. As a practical matter, we may not be able to enforce these method-of-use patents to prevent physicians from prescribing isosorbide dinitrate and hydralazine hydrochloride separately for the treatment of heart failure in black patients, even though neither drug is approved for such use. We also may not be able to enforce these method-of-use patents to prevent hospitals and pharmacies from supplying such patients with these individual components separately in lieu of BiDil.

Other factors may also adversely affect our patent protection for BiDil. If we are successful in marketing BiDil, manufacturers of generic drugs will have an incentive to challenge our patent position. The combination therapy of isosorbide dinitrate and hydralazine hydrochloride for use in heart failure was developed through lengthy, publicly-sponsored clinical trials conducted during the 1980s, prior to the filing of the patent application that resulted in the 2007 patent. The U.S. Patent and Trademark Office, or U.S. patent office, considered published reports on these clinical trials and concluded that they did not constitute prior art that would prevent the issuance of the 2007 patent. The U.S. patent office also considered the question of whether the 2007 patent constituted prior art with respect to the 2020 patents, and determined that the claims of the 2020 patents were non-obvious and patentable. A court considering the validity of the 2007 or 2020 patents with respect to questions of prior art might be presented with other alleged prior art or might reach conclusions different than those reached by the U.S. patent office. If the 2007 or 2020 patents were to be invalidated or if physicians were to prescribe isosorbide dinitrate and hydralazine hydrochloride separately for heart failure in black patients, our BiDil revenue could be significantly reduced, we could fail to recover the cost of developing BiDil and BiDil might not be a viable commercial product.

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

Prior to the restructuring of our research and development activities, our intellectual property strategy depended on our ability to rapidly identify and seek patent protection for our discoveries. This process is expensive and time consuming, and we may not be able to prosecute all necessary or desirable patent applications or maintain all issued patents at a reasonable cost. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. The mere issuance of a patent does not guarantee that it is valid or enforceable; even if we have obtained patents, they may not be valid or enforceable against third parties.

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

Our pending patent applications may not result in issued patents. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the U.S. patent office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change over time. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others.

We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.

If we become involved in patent litigation or other proceedings to enforce our patent rights, we would incur substantial costs and expenses, as well as substantial liability for damages, and/or we, or our strategic partners, could be required to stop product development and commercialization efforts.

A third party may sue us or our potential strategic partners for infringing on its patent rights. Likewise, we or our potential strategic partners may need to resort to litigation to enforce a patent issued to us or to determine the scope and validity of third-party proprietary rights. The cost to us or our potential strategic partners of any litigation or other proceeding relating to intellectual property rights, even if resolved in our or our partner’s favor, could be substantial, and the litigation would divert management efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, our strategy of providing nitric oxide-enhancing versions of existing products could lead to more patent litigation due to the fact that the markets for these existing products are very large and competitive. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

For example, we have filed an opposition in the European Patent Office, or EPO, to revoke NicOx S.A.’s European Patent No. 904 110, which we refer to as EP ’110. This patent is directed to the use of organic compounds containing a nitrate group or inorganic compounds containing a nitric oxide group to reduce the toxicity caused by certain drugs, including non-steroidal anti-inflammatory drugs. The basis for our opposition, in part, is that the claims in EP ’110 are anticipated and therefore invalid if they are construed to cover a single compound chemically linked to a nitrate moiety. While we believe that the claims in EP ’110 will be invalidated, or be narrowed, we cannot predict with certainty the outcome of the opposition. If the EPO finds that there are valid claims in EP ’110 that cover compounds chemically linked to nitrates, we may be adversely affected in our ability to market our product candidates for reducing gastrointestinal toxicity without first obtaining a license from NicOx, which may not be available on favorable terms, if at all.

If any parties are able to successfully claim that the creation or use by us or our potential strategic partners of proprietary technologies infringes upon their intellectual property rights, we or our potential strategic partners might be forced to pay damages, potentially including treble damages, if we or our potential strategic partners are found to have willfully infringed on such parties’ patent rights. In addition to any damages we or our potential strategic partners might have to pay, a court could require us or our potential strategic partners to stop the infringing activity or obtain a license on terms that are unfavorable to us. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we or our potential strategic partners fail to obtain a required license or are unable to design around a patent, we or our potential strategic partners may be unable to effectively market some of our technology and product candidates, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating sufficient revenue to sustain our operations.

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

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs. Because of the far-reaching nature of these laws, we may be required to alter or discontinue one or more of our practices to be in compliance with these laws. Healthcare fraud and abuse regulations are complex, and even minor `irregularities can potentially give rise to claims that a statute or prohibition has been violated. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change or discontinue our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could become subject to false claims litigation under federal statutes, which can lead to treble damages based on the reimbursements by federal healthcare programs, civil money penalties (including penalties levied on a per false claim basis), restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs. These false claims statutes include the False Claims Act, which allows any person to bring suit on behalf of the federal government alleging the submission of false or fraudulent claims, or causing to present such false or fraudulent claims, under federal programs or contracts claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. These suits against biotechnology companies have increased significantly in recent years and have increased the risk that a healthcare company will have to defend a false claim action, pay fines or restitution, or be excluded from the Medicare, Medicaid or other federal and state healthcare programs as a result of an investigation arising out of such action. It is possible that we could become subject to such litigation and, if we are not successful in defending against it, such litigation would have a material adverse effect on our business, financial condition and results of operations. In addition, the cost of defending claims or allegations under the False Claims Act, even if successful, would also have a material adverse effect on our business, financial condition and results of operations.

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

•                    more effectively negotiate third-party licenses and strategic relationships; and

•                    take advantage of product acquisition or other opportunities more readily than we can.

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

Our business exposes us to the risk of product liability claims that is inherent in the manufacturing and marketing of human therapeutic products. Our commercial product liability insurance is subject to deductibles and coverage limitations. We may not be able to obtain or maintain insurance on acceptable terms, if at all. Moreover, any insurance that we do obtain may not provide adequate protection against potential liabilities, and our capital resources could be depleted as a result.

Risks Relating to our Common Stock

The price of our common stock is likely to continue to be volatile in the future.

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other biopharmaceutical companies, has been and may continue to be highly volatile. During the period from January 1, 2003 to June 30, 2006, our stock price has ranged from a low of $3.70 per share (on May 25, 2006) to a high of $27.99 per share (on February 2, 2005). The following factors, among others, may affect the price of our common stock:

•                   fluctuations in our financial results, including with respect to sales of BiDil;

•                   announcements concerning fundamental or material corporate transactions, restructuring or the like;

•                   general market conditions;

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

As of July 31, 2006, our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 42.5% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2006, there were 37,045,622 shares of common stock outstanding. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

On July 20, 2004, the Market Regulation Department of the National Association of Securities Dealers, Inc., or NASD, advised us that it initiated a review of trading activity in our common stock surrounding our July 19, 2004 announcement that we had halted our phase III clinical trial of BiDil due to the significant survival benefit seen with BiDil. The NASD is reviewing, among other things, information on relationships between our officers, directors and service providers and individuals and institutions that may have traded in our common stock prior to the July 19, 2004 announcement. We have cooperated with this review and have identified certain persons on the list provided to us by the NASD as having a relationship with our former chief executive officer and others at NitroMed. We have established a special committee of our board of directors to oversee our response to this review.

The SEC or other securities regulators may investigate trading activity of insiders and others around events that result in stock price volatility, such as our July 19, 2004 announcement, and we may incur substantial costs in connection with any such government investigation or related action. A stockholder lawsuit, SEC or other investigation or action could also damage our reputation or the reputations of our officers or directors and divert their time and attention away from the management of our company.

Item 4.                          Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 17, 2006. At the Annual Meeting, the following matters were voted upon by holders of 88.8% of the total outstanding shares of our common stock entitled to vote at the Annual Meeting:

1.             To elect the following eight directors:

	VOTES FOR	VOTES WITHHELD
Argeris Karabelas, Ph.D.	32,334,401	189,834
Robert S. Cohen	31,323,657	1,200,578
Frank L. Douglas, M.D., Ph.D.	29,577,889	2,946,346
Zola Horovitz, Ph.D.	30,425,442	2,098,793
Mark Leschly	31,320,105	1,204,130
John W. Littlechild	32,261,147	263,088
Joseph Loscalzo, M.D., Ph.D.	32,324,659	199,576
Davey Scoon	31,330,068	1,194,167

Each of the above named individuals was elected as a director. Also on May 17, 2006, our board of directors elected Christopher J. Sobecki as a director.

2.                                       To adopt the amendment to our 2003 employee stock purchase plan to increase from 75,000 to 150,000 the number of shares of our common stock available for issuance under the plan and to provide for an “evergreen” provision that allows for an annual increase in the number of shares of our common stock available for issuance under the plan:

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
18,274,978	279,599	535,249	13,434,409

The proposal was approved.

3.                                       To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006:

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
32,424,199	79,489	20,546	—

The proposal was approved.

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
Kenneth M. Bate
Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Date: August 3, 2006

EXHIBIT INDEX

Exhibit Number	Description

10.1

Letter Agreement between NitroMed, Inc. and Michael D. Loberg, Ph.D., dated June 16, 2006, filed as an exhibit to NitroMed’s Current Report on Form 8-K (File No. 000-50439) filed June 22, 2006 and incorporated herein by reference.

10.2	Executive Severance Benefit Plan
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002