Form 10-Q
period 2006-09-30
NITROMED INC
filed 2006-11-02
CIK 927829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2006

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

As of October 30, 2006, the registrant had  37,145,372 shares of Common Stock, $0.01 par value per share, outstanding.

NITROMED, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

NITROMED, INC.
CONDENSED BALANCE SHEETS
(in thousands, except par value amounts)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$24,168	$11,091
Marketable securities	30,427	50,450
Accounts receivable	1,578	4,078
Inventories	3,053	3,247
Prepaid expenses and other current assets	1,000	3,860
Total current assets	60,226	72,726
Property and equipment, net	1,881	2,992
Restricted cash	803	803
Total assets	$62,910	$76,521

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,536	$11,810
Accrued expenses	9,491	11,269
Accrued restructuring	350	—
Deferred revenue	—	3,451
Current portion of long-term debt	6,756	6,272
Total current liabilities	19,133	32,802
Long-term debt	5,525	10,653

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 65,000 shares authorized; 37,145 and 30,512 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	371	305
Additional paid-in capital	341,093	276,510
Deferred stock-based compensation	—	(1,208)
Accumulated deficit	(303,195)	(242,471)
Accumulated other comprehensive loss	(17)	(70)
Total stockholders’ equity	38,252	33,066
Total liabilities and stockholders’ equity	$62,910	$76,521

See accompanying notes.

NITROMED, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Product sales	$3,427	$1,117	$8,598	$1,117
Research and development	—	398	—	1,194
Total revenues	3,427	1,515	8,598	2,311

Cost and operating expenses:
Cost of product sales	1,310	2,877	2,827	2,877
Research and development (1)	4,400	7,393	15,215	23,391
Sales, general and administrative (1)	14,696	23,614	50,761	52,161
Restructuring charge	—	—	2,038	—
Total cost and operating expenses	20,406	33,884	70,841	78,429
Loss from operations	(16,979)	(32,369)	(62,243)	(76,118)
Non-operating income:
Interest expense	(319)	(479)	(1,073)	(495)
Interest income	778	776	2,592	2,328
	459	297	1,519	1,833
Net loss	$(16,520)	$(32,072)	$(60,724)	$(74,285)
Basic and diluted net loss per common share	$(0.45)	$(1.05)	$(1.68)	$(2.45)
Shares used in computing basic and diluted net loss per common share	37,090	30,421	36,146	30,311

(1)             Includes stock-based compensation expense as follows:

Research and development	$714	$202	$2,313	$303
Sales, general and administrative	1,154	14	4,128	137
Total stock-based compensation expense	$1,868	$216	$6,441	$440

See accompanying notes.

NITROMED, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net loss	$(60,724)	$(74,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	617	663
Non-cash restructuring charge	597	—
Stock-based compensation expense	6,441	440
Changes in operating assets and liabilities:
Accounts receivable	1,028	(12,854)
Inventories	194	(5,137)
Prepaid expenses and other current assets	2,860	1,842
Deferred revenue	(1,979)	11,190
Accounts payable and accrued expenses	(11,052)	5,223
Accrued restructuring charge	350	—
Net cash used in operating activities	(61,668)	(72,918)
Investing activities
Purchases of property and equipment	(104)	(893)
Purchases of marketable securities	(122,349)	(97,531)
Sales of marketable securities	142,425	128,399
Restricted cash	—	10
Net cash provided by investing activities	19,972	29,985
Financing activities
Proceeds from sale of common stock	58,505	—
Proceeds from long-term debt	—	20,000
Principal payments on long-term debt	(4,644)	(1,601)
Proceeds from employee stock plans	912	893
Net cash provided by financing activities	54,773	19,292
Net change in cash and cash equivalents	13,077	(23,641)
Cash and cash equivalents at beginning of period	11,091	35,882
Cash and cash equivalents at end of period	$24,168	$12,241

See accompanying notes.

NITROMED, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

(2)           Revenue Recognition

The Company’s principal source of revenue is from the sale of BiDil® (isosorbide dinitrate/hydralazine hydrochloride), the Company’s product for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapies. BiDil was launched and began shipping in the third quarter of 2005. Other sources of revenue historically included collaboration revenue, which has generally been recognized ratably over the research and development collaboration term.

Product Sales/Deferred Revenue.   The Company follows the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, and recognizes revenue from product sales upon delivery of product to wholesalers or pharmacies, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesalers and pharmacies, and collectibility of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, the Company defers the recognition of revenue until such time that risk of loss has passed. In addition, the Company evaluates the level of shipments to wholesalers and pharmacies on a quarterly basis compared to the estimated level of inventory in the channel, remaining shelf-life of the product shipped and quarterly forecasted sales. As a result of this evaluation, the Company deferred $2.1 million of revenue from December 2005 shipments and recorded this amount in deferred revenue as of December 31, 2005. In the first nine months of 2006, the Company reversed $1.8 million of this deferred revenue and recognized the remainder as revenue. The cost of BiDil associated with amounts recorded as deferred revenue is recorded in inventory until such time as risk of loss has passed.

Sales Returns, Allowances, Rebates and Discounts.   The Company’s product sales are subject to returns, wholesaler allowances, rebates, and cash and contract discounts that are customary in the pharmaceutical industry. A large portion of the Company’s product sales are made to pharmaceutical wholesalers for further distribution through pharmacies to patients, who are consumers of the product. All revenues from product sales are recorded net of applicable allowances for sales returns, wholesaler allowances, rebates and cash and contract discounts. The Company determines provisions for sales returns, allowances, rebates and discounts based primarily on estimates and contractual terms. In developing a reasonable estimate for the reserve for product returns, the Company considers the factors in paragraph 8 of Statement of Financial Accounting Standards No. 48, Revenue Recognition When a Right of Return Exists. Although the Company has not yet developed a significant history of product returns because of the recent launch of BiDil, the Company believes it has developed a reasonable estimate of returns. BiDil has characteristics that are similar to drugs for the broader heart failure market, such as similar channels of distribution, similar shelf lives and similar return rights. The Company has been able to verify through discussions with other pharmaceutical firms that promote and sell other heart failure drugs that the Company’s initial estimate of returns is reasonable in relation to product launch and ongoing sales. The Company will continue to monitor actual returns as the Company gains more sales experience with BiDil.

Product Returns.   Consistent with industry practice, the Company offers contractual return rights that allow customers to return product only during the period that is three months prior to, and twelve months after, product expiration. Commercial product shipped during 2005 and the first half of 2006 had a shelf-life of twelve months from date of manufacture with expiration dates ranging from April 2006 to April 2007. During the third quarter of 2006, the Company  began shipping commercial product with an expiration date of 18 months. Factors that are considered in the Company’s estimate of future product returns include an analysis of the amount of product in the wholesaler and pharmacy channels, discussions with key wholesalers and other customers regarding inventory levels and shipment trends, review of consumer consumption data based on aggregate weekly prescription data derived from Source Projected Launchtrac provided by Wolters Kluwer Health, return rates for similar pharmaceutical products that are sold in the same distribution channel, the remaining time to expiration of the Company’s product and the Company’s forecast of future sales of the product. At September 30, 2006 and December 31, 2005, the Company’s product return reserve was $1,473,000 and $98,000, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, among others, the Company believes its estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to the Company’s financial statements.

Initial Trade Shipments Incentive.   During July 2005, the Company offered certain product stocking incentives to a number of wholesalers and pharmacy customers. These incentives included product with guaranteed sales provisions and extended payment terms. As a result of these provisions, the Company concluded that these sales were essentially consignment sales as the risk of loss of this product has not passed to the customer. Accordingly, the Company deferred all revenue related to this product until such time as the product is provided to a patient with a prescription and recorded $1.2 million as deferred revenue at December 31, 2005. Through September 30, 2006, the Company had either recognized the revenue related to this product, or the product had been returned or estimated to be returned.

Cash Incentives.   During the third quarter of 2005, the Company offered certain additional incentives to a number of pharmacy customers. These cash incentives included placement and advertising assistance in the amount of $328,000. The Company recorded this amount as a reduction to revenue during the year ended December 31, 2005. No cash incentives were offered during the nine month period ended September 30, 2006.

Sample Voucher and Co-Pay Card Programs.   Beginning in the third quarter of 2005, the Company initiated a sample voucher program whereby the Company offers an incentive to patients in the form of a free 30-day trial, or approximately 100 tablets, of BiDil. The Company accounts for this program in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. These sample programs have historically had quarterly expiration dates such that each sample voucher program is only active for one quarter at a time. As a result, at the end of each quarter the Company can determine the actual amount of reimbursement claims received for the vouchers distributed during the quarter. The amount of reimbursement is recorded as a reduction to revenue. During the third quarter 2006, the Company initiated a six month sample program. As a result of these programs, the Company recorded a reduction to revenue of $111,000 for the three month period ended September 30, 2006 and $467,000 for the nine month period ended September 30, 2006. The Company expects to continue to offer sample voucher and co-pay incentives in future periods.

Sales Discounts, Rebates and Allowances.   Sales discounts, rebates and contractual allowances result primarily from sales under contract with healthcare providers, wholesalers, Medicare and Medicaid programs and other governmental agencies. The Company estimates rebates and contractual allowances, cash and contract discounts and other rebates by considering the following factors: current contract prices, terms, sales volume, estimated customer and wholesaler inventory levels and current average rebate rates. For the three month period ended September 30, 2006, the Company recorded sales discounts, rebates and other allowances of $218,000. For the nine month period ended September 30, 2006, the Company recorded sales discounts, rebates and other allowances of $774,000.

Collaboration Revenue.   The Company records collaboration revenue on an accrual basis as it is earned and when amounts are considered collectible. Revenues received in advance of performance obligations, or in cases where the Company has a continuing obligation to perform services, are deferred and recognized over the contractual or estimated performance period. Revenues from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. When the Company is required to defer revenue, the period over which such revenue should be recognized is subject to estimates by management and may change over the course of the collaborative agreement. The Company had no collaboration revenue for the three and nine month periods ended September 30, 2006.

(3)           Accounts Receivable

Accounts receivable consists of amounts due from wholesalers and pharmacies for the purchase of BiDil. Ongoing evaluations of customers’ credit worthiness are performed and collateral is generally not required. As of September 30, 2006, the Company has not reserved any amount for bad debts related to the sale of BiDil. The Company continuously reviews all customer accounts to determine if an allowance for uncollectible accounts is necessary. The Company currently provides substantially all of its customers with payment terms of up to 30 days on purchases of BiDil. Amounts past due from customers are determined based on contractual payment terms. Through September 30, 2006, payments have generally been made in a timely manner.

(4)           Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$2,150	$2,599
Finished goods	903	481
Consigned inventory	—	167
Total	$3,053	$3,247

On a quarterly basis, the Company analyzes its current inventory levels and future irrevocable inventory purchase commitments and writes down inventory that has become un-saleable, inventory that has a cost basis in excess of its expected net realizable value and future irrevocable inventory purchase commitments that are in excess of expected future product sales. Expired inventory is disposed of, and the related costs are written off. For the three and nine  month periods ended September 30, 2006, the Company recorded inventory impairment charges of $0.8 million and $1.4 million, respectively, to cost of product sales related to commercial trade and patient sample inventory product in excess of expected future inventory requirements based on the Company’s current sales forecast.  For the three and nine month periods ended September 30, 2005, the Company recorded inventory impairment charges of $2.6 million.

 (5)                              Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized in 2006 includes (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards. Results for prior periods have not been restated. For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). EITF 96-18 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. The fair value of unvested non-employee stock awards is re-measured at each reporting period.

Stock Option Plans.   The Company’s Restated 1993 Equity Incentive Plan (the “1993 Plan”), which expired in accordance with its terms in 2003, provided for the grant of incentive stock options, nonstatutory stock options and restricted stock awards to purchase up to 2,288,200 shares of the Company’s common stock. Officers, employees, directors, consultants and advisors of the Company were eligible to receive grants of options under the 1993 Plan at a price not less than 100% (or 110% in the case of incentive stock options granted to 10% or greater stockholders) of the fair market value of the Company’s common stock, as determined by the Company’s Board of Directors, at the time the option was granted. In May 2003, the Company’s stockholders approved the 2003 Stock Incentive Plan (the “2003 Plan”), under which 800,000 shares of common stock were authorized for issuance. In October 2003, the stockholders of the Company approved an amended and restated 2003 Plan which provided, among other things, for an increase of shares authorized for issuance under the 2003 Plan to 2,500,000. In May 2005, the stockholders of the Company approved an amendment to the 2003 Plan which provided for an increase of shares authorized for issuance under the 2003 Plan to 3,600,000, and the adoption of an “evergreen” provision that allows for an annual increase in the number of shares of the Company’s common stock available for issuance under the 2003 Plan. The evergreen provision provides for an annual increase to be added on the first day of each fiscal year of the Company during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2013, such increase to be equal to the lesser of (i) 1,400,000 shares of the Company’s common stock, (ii) 4% of the outstanding shares on that date or (iii) an amount determined by the Company’s Board of Directors.  Pursuant to the evergreen provision, in January 2006 the shares of common stock authorized for issuance under the 2003 Plan were increased by 1,219,679 shares.

While the Company may grant options to employees that become exercisable at different times or within different periods, the Company generally has granted options to employees that are exercisable in equal annual installments of 25% on each of the first four anniversary dates of the grant.

Employee Stock Purchase Plan   The Company also has an employee stock purchase plan (the “ESPP”) that allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. In May 2006, the stockholders of the Company approved an amendment to the ESPP which provided for an increase of shares available for issuance under the ESPP to 150,000, and the adoption of an “evergreen” provision that allows for an annual increase in the number of shares of the Company’s common stock available for issuance under the ESPP.  The evergreen provision provides for an annual increase to be added on the first day of each fiscal year of the Company during the period beginning in fiscal year 2007 and ending on the last day of fiscal year 2010, such increase to be equal to the lesser of (i) 150,000 shares of the Company’s common stock or (ii) a lesser amount determined by the Company’s Board of Directors.  Under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which the Company applied to awards under the ESPP prior to January 1, 2006, the Company was not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the ESPP. Upon adoption of SFAS 123R, the Company began recording stock-based compensation expense related to the ESPP. For the three and nine month periods ended September 30, 2006, the Company recorded a reversal of $17,000 and an expense of $78,000, respectively, in stock-based compensation expense related to the ESPP.  At September 30, 2006, there were 144,875 shares available for grant under the ESPP.

In connection with recording stock-based compensation related to non-employees, the Company recorded a reversal of $29,000 and $205,000 for the three and nine months ended September 30, 2006, respectively.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net loss for the three and nine months ended September 30, 2006 was $1.9 million and $6.6 million, respectively, which is higher than if it had continued to account for stock-based compensation under APB 25.  Basic and diluted loss per share for the three and nine months ended September 30, 2006 was $0.05 and $0.18, respectively, which is lower than if the Company had continued to account for stock-based compensation under APB 25.

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS 123 for the three and nine month periods ended September 30, 2005. For purposes of this pro-forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

(in thousands, except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss as reported	$(32,072)	$(74,285)
Add: Stock-based employee compensation expense included in reported net loss	197	498
Deduct: Stock-based employee compensation expense determined under fair value based method	(1,729)	(4,359)
Pro forma net loss	$(33,604)	$(78,146)

Basic and diluted net loss per share
As reported	$(1.05)	$(2.45)
Pro forma	$(1.10)	$(2.58)

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Volatility	76%	73%	76%	73%
Risk-free interest rate	4.8%	4.0%	4.7%	3.9%
Expected life (years)	5.0	6.0	5.8	6.0
Dividend	None	None	None	None

Volatility is determined exclusively using historical volatility data of the Company’s common stock based on the period of time since the Company’s common stock has been publicly traded. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The expected life of stock options granted is based exclusively on historical data and represents the weighted average period of time that stock options granted are expected to be outstanding. The expected life is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior amongst its employee population.

The Company is using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 5.5% to all unvested options as of September 30, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the three months ended September 30, 2006 and 2005 were $1.85 and $13.39, respectively, and $4.83 and $10.99 for options granted during the nine months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2005, the Company granted options to purchase 110,000 shares of the Company’s common stock with a weighted average exercise price of $19.96. For the nine months ended September 30, 2005, the Company granted options to purchase 914,525 shares of the Company’s common stock with a weighted average exercise price of $16.32.

A summary of option activity under the Company’s 2003 Plan as of September 30, 2006, and changes during the nine month period then ended is presented below (in thousands, except weighted average data):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value

Outstanding at December 31, 2005	3,820	$9.39
Granted	3,019	$7.86
Exercised	(445)	$1.49
Forfeited/Cancelled	(1,643)	$12.61
Outstanding at September 30, 2006	4,751	$8.04	7.05	$1,551
Exercisable at September 30, 2006	1,938	$6.49	6.02	$1,280

During the three and nine months ended September 30, 2006, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $40,500 and $1.9 million, respectively, and the total amount of cash received from exercise of these options was $56,000 and $661,000, respectively. The total grant-date fair value of stock options that vested during the three and nine months ended September 30, 2006 was approximately $1.3 million and $2.4 million, respectively.

As of September 30, 2006, there was $13.8 million of total unrecognized compensation cost related to unvested share based awards. This cost is expected to be recognized over a weighted average period of 1.4 years. The Company expects approximately 3,794,000 in unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

(6)                                 Restructuring

On March 31, 2006, the Company recorded charges of $2.0 million related to a restructuring of its discovery research operations that was intended to better align costs with revenue and operating expectations. The restructuring charges pertained to employee severance and impairment of assets and were recorded in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In connection with the restructuring plan, the Company terminated 30 employees in its discovery research group, or approximately 30% of the Company’s workforce, resulting in a charge of $1.4 million, which was accrued as of March 31, 2006. None of these employees remained employed as of March 31, 2006.

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

The following table summarizes the restructuring activity as of September 30, 2006 as part of the restructuring plan:

	Balance at March 31, 2006	Cash Payments	Balance at September 30, 2006

Severance payments	$1,441,000	$(1,091,000)	$350,000

(7)                                 Accumulated Other Comprehensive Loss

The Company presents comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income is comprised entirely of unrealized gains and losses on available-for-sale marketable securities. For the three months ended September 30, 2006 and 2005, total comprehensive loss equaled $16,514,000 and $31,999,000 respectively.  For the nine months ended September 30, 2006 and 2005, total comprehensive loss equaled $60,671,000 and $74,133,000 respectively.

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

As of September 30, 2006 and 2005, options to purchase 4,751,368 and 3,811,615 shares of common stock, respectively, and warrants to purchase -0- and 1,319 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

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

The following table summarizes the number of trade customers that individually comprise greater than 10% of total revenues and their respective percentage of the Company’s total revenues:

	Number of Significant	Percentage of Total Revenues by Customer
	Customers	A	B	C

Three months ended September 30, 2006	3	39%	33%	16%
Three months ended September 30, 2005	2	16%	26%	—%
Nine months ended September 30, 2006	3	35%	33%	18%
Nine months ended September 30, 2005	2	11%	52%	—%

The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their respective percentage of the Company’s total accounts receivable:

	Number of Significant	Percentage of Total Accounts Receivable by Customer
	Customers	A	B	C
As of:
September 30, 2006	3	36%	39%	15%
December 31, 2005	2	59%	21%	—%

To date, the Company has not written off any significant accounts receivable.

(12)                          Long Term Debt

On June 28, 2005, the Company borrowed (i) $10.0 million from Oxford Finance Corporation (“Oxford”), and (ii) $10.0 million from General Electric Capital Corporation (“GECC”) pursuant to the terms of Promissory Notes (the “Notes”). The Notes bear interest at a fixed rate of 9.95% per annum and are payable in 36 consecutive monthly installments of principal and accrued interest, beginning on July 1, 2005. Also on June 28, 2005, the Company entered into Master Security Agreements with both Oxford and GECC (the “Agreements”). Under the terms of these Agreements, the Company granted to both Oxford and GECC a security interest in and against all of the property of the Company and in and against all additions, attachments, accessories and accessions to such property, all substitutions, replacements or exchanges, and all insurance and/or other proceeds (the “Collateral”). The Collateral comprises all of the Company’s personal property and fixtures including, but not limited to, all inventory, equipment, fixtures, accounts, deposit accounts, documents, investment property, instruments, general intangibles, chattel paper and any and all proceeds (but excluding intellectual property). The Collateral does not include any intellectual property or products (or interests in any intellectual property or products (including any royalties)) acquired, whether by purchase, license or otherwise, on or after the execution of the Agreements (collectively, “New Property”), nor do the Agreements limit any indebtedness secured by any New Property provided that debt or non-cash equity (e.g., stock) is used to acquire New Property. In the event that the Company uses cash to purchase New Property, Oxford’s and GECC’s existing liens will extend to such New Property. The Agreements also contain a material adverse change clause with both Oxford and GECC. Under this clause, if Oxford or GECC reasonably determines that the Company’s ability to repay the Notes has been materially impaired, the Company would be considered in default. As of September 30, 2006, the Company was in compliance with this clause.

(13)                          Commitments and Contingencies

In connection with the Company’s efforts to obtain the approval of BiDil from the FDA, the Company contracted with the law firm of FoxKiser LLC (“FoxKiser”) for services related to the regulatory approval process for BiDil. The agreement provided for payment of legal consulting fees upon receipt of written FDA approval of BiDil. On June 23, 2005, the Company received written FDA approval of BiDil, and in July 2005 the Company paid FoxKiser $2.4 million pursuant to the terms of this agreement. In addition, the agreement requires the Company to pay royalties to FoxKiser on commercial sales of BiDil. The royalty term ends six months after the date of market introduction of an FDA-approved generic version of BiDil. During the third quarter of 2005, the Company entered into a separate consulting agreement with FoxKiser following the approval by the FDA of BiDil, which ceased to be effective in the third quarter of 2006. During the three month periods ended September 30, 2006 and 2005, the Company recorded charges of $0.2 and $0.3 million, respectively, pertaining to the legal consulting fees related to these agreements. During the three month periods ended September 30, 2006 and 2005, the Company also paid royalties to FoxKiser in the amounts of $0.1 million and $-0-, respectively. During the nine month periods ended September 30, 2006 and 2005, the Company recorded charges of $0.9 million and $0.9 million, respectively, pertaining to the legal consulting fees related to these agreements.  During the nine month periods ended September 30, 2006 and 2005, the Company also paid royalties to FoxKiser in the amounts of $0.3 million and $-0-, respectively.

In November 2004, as amended in May 2005, the Company executed an agreement with Publicis Selling Solutions, Inc. (“Publicis”), a contract sales organization, pursuant to which, on the Company’s behalf, Publicis employed and trained a specialty sales force consisting of approximately 142 sales representatives to sell BiDil to the Company’s target prescriber markets. The Company recorded costs in 2005 of $29.8 million, excluding one-time start-up costs, and project costs.  The Company transitioned the Publicis sales force internally to NitroMed in May 2006 and paid a liquidated damages fee of $500,000 and a sales force transition fee of $348,000 in the second quarter of 2006. As a result of the sales force transition, the Company no longer has a significant contractual commitment with Publicis.

In February 2005, the Company engaged Schwarz Pharma Manufacturing, Inc. under a five-year exclusive manufacturing and supply agreement solely for the three times daily immediate release dosage formulation of BiDil. Under the supply agreement, the Company has the right to engage a backup manufacturer, but to date has not elected to use this right. In connection with this supply agreement, the Company placed a binding purchase order of $648,000 for production of BiDil finished goods to occur during the fourth quarter of 2006.

(14)                          Subsequent Event

On October 10, 2006, the Company initiated a restructuring program that included the elimination and replacement of the Company’s existing sales force with a small team of highly experienced senior cardiovascular specialists, resulting in a net reduction of approximately 120 in sales force headcount.  In addition, the Company also eliminated approximately 20% of its general and administrative personnel in connection with this restructuring program.  The Company’s restructured sales force is expected to be comprised initially of a director of managed care, six account executives, two area business directors and twenty-one cardiovascular business managers.  The Company expects to record charges of approximately $3.0 million related to this restructuring in the fourth quarter of 2006.  The Company estimates that its operating expenses will be reduced on an annualized basis by approximately $30 million as a result of this restructuring.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an emerging pharmaceutical company with substantial expertise and intellectual property in nitric oxide-based drug development. We have devoted substantially all of our efforts towards the research and development of our product candidates and the commercialization of our currently marketed product, BiDil®. Since our inception, we have mainly funded our operations through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from collaborative partners and, more recently, sales of BiDil. We have never been profitable and have incurred an accumulated deficit of $303.2 million as of September 30, 2006.

In June 2005, the U.S. Food and Drug Administration, or FDA, approved our product, BiDil, for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapies. BiDil is an orally administered fixed-dose combination of isosorbide dinitrate and hydralazine hydrochloride. We commercially launched BiDil in July 2005. We have engaged Schwarz Pharma Manufacturing, Inc., or Schwarz Pharma, under a five-year exclusive manufacturing and supply agreement exclusively for the three times daily immediate release dosage formulation of BiDil.

On October 10, 2006, we implemented a revised strategy and business model in a move intended to focus our resources on the accelerated development of an extended release formulation of BiDil, known as BiDil XR™. As part of this strategic shift, we eliminated our current sales force and replaced it with a small team of highly experienced senior cardiovascular specialists, resulting in a net reduction of approximately 120 in sales force headcount.  In addition, we also eliminated approximately 20% of our general and administrative personnel in connection with this restructuring program.  Our restructured sales force is expected to be comprised initially of a director of managed care, six account executives, two area business directors and twenty-one cardiovascular business managers.  Our sales and marking organization will continue to be managed by our senior vice president of sales and our vice president of marketing.  This highly specialized team is currently being assembled and will focus on regional and national thought-leader physicians and current BiDil prescribers, as well as key institutions in major metropolitan centers that treat, and influence the treatment of, large numbers of African-Americans diagnosed with heart failure.  Additional marketing methods will be utilized to reach the broader number of existing and potential BiDil prescribers.  We expect that this alternative strategy will employ a less costly approach to marketing the current immediate release formulation of BiDil during BiDil XR's planned development. Furthermore, we believe this revised strategy will allow us to conserve the cash required to seek to accelerate development efforts with respect to BiDil XR while refocusing the market presence of the current BiDil formulation. Preclinical outcomes with BiDil XR have been positive, and we are currently commencing clinical development of BiDil XR.  Our current plan for seeking regulatory approval for BiDil XR, that will include our conduct of bioequivalence studies, if successful and accepted as part of the basis for approval, is expected to enable us to achieve an accelerated development timeline.  We expect to provide further updates on the clinical timeline and regulatory pathway for BiDil XR after preliminary clinical data have been assessed.

In the near term, a key driver of our success will be our ability to successfully commercialize and sustain market penetration of BiDil with our restructured and smaller specialty sales force and to accelerate the development of, and obtain regulatory approval for, the commercial sale of BiDil XR.  Since we commercially launched BiDil in July 2005, we have generated approximately $13.0 million in product sales, including product sales of $3.4 million during the third quarter of 2006. We will need to generate significant revenues from sales of BiDil and, if approved, BiDil XR, to achieve profitability. At the present time, we are unable to estimate the level of revenues that we will realize from the sales of BiDil or, if approved, BiDil XR.  We are therefore unable to estimate when we will achieve profitability, if at all.

We have also applied our nitric oxide technology to develop novel pharmaceuticals, as well as safer and more effective versions of existing drugs, and to target significant diseases that are characterized by a deficiency in nitric oxide. In connection with our restructuring in March 2006, we terminated substantially all of the employees in our discovery research group, resulting in a severance benefit charge of $1.4 million, and determined to limit our future internal development activities to the continued development of BiDil XR, as well as efforts to out-license our nitric oxide-enhancing technology in exchange for potential milestone payments and royalties on sales.  As a result of the March 2006 restructuring, we recorded an impairment charge of $0.6 million related to certain research laboratory equipment, computer equipment and furniture and fixtures.

We expect that research, development and commercialization expenses will continue at the current third quarter level for the remainder of 2006 and will decline in 2007, due primarily to a decrease in research and commercialization expenses as a result of our restructurings in March and October 2006, partially offset by an increase in ongoing development expenses with respect to our product candidates, particularly BiDil XR. As a result of our October 2006 restructuring and expense controls that have been in place during the 2006 fiscal year, we now estimate that our operating expenses for the year ending December 31, 2006, including restructuring charges and expenses related to our adoption of Statement of Financial Accounting Standards No. 123(R), will be in the range of $85 million to $95 million, excluding cost of product sales. We expect to record charges of approximately $3.0 million related to our October 2006 restructuring in the fourth quarter of 2006.  In addition, we estimate that our operating expenses will be reduced on an annualized basis by approximately $30 million as a result of our October 2006 restructuring. At September 30, 2006, our principal source of liquidity was $54.6 million of cash and cash equivalents and marketable securities. We believe that our existing sources of liquidity and cash expected to be generated from future operations will be sufficient to fund our current business plan for approximately the next twelve months.

Financial Operations Overview

Revenue.   Our first commercial product, BiDil, was launched in July 2005. Prior to the launch of BiDil, all of our revenue had been derived from license fees, research and development payments and milestone payments that we received from our corporate collaborators. In future years, we will seek to generate revenue from sales of BiDil, and, if approved, BiDil XR, as well as milestone and royalty payments resulting from the out-licensing of our intellectual property. We currently have no active collaborative agreements and generated no revenue from collaborative agreements for the nine month period ending September 30, 2006.

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

•               BiDil.   From May 2001 to July 2004, we enrolled 1,050 patients at 169 clinical sites in the United States in our phase III clinical trial for BiDil. The trial was halted in July 2004 based on the unanimous recommendation of the independent data and safety monitoring board and steering committee due to a significant survival benefit in the preliminary data for patients taking BiDil. The FDA approved BiDil on June 23, 2005, and we launched BiDil in July 2005. The total cost for the BiDil African American Heart Failure Trial was approximately $43.0 million.

•               BiDil XR.   The current formulation of BiDil is an immediate-release tablet that must be taken three times daily. We are currently pursuing the development of BiDil XR, an extended release formulation of BiDil, that could be taken once a day. To date, we have incurred approximately $4.3 million in connection with the development of BiDil XR. Preclinical outcomes with BiDil XR have been positive, and we are currently commencing clinical development of BiDil XR. Because of its stage of development, and the uncertainties inherent in pharmaceutical development generally, we may not be able to successfully develop and commercialize BiDil XR. Moreover, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material cash inflows are expected to commence, if at all, for BiDil XR.

•               Nitric Oxide-Enhancing Cardiovascular Compounds.   We have utilized our nitric oxide expertise and proprietary position to develop a proprietary nitric oxide-enhancing cardio-renal compound, referred to as NMI-3377. This product is currently in pre-clinical development. We have retained all commercial rights to this product candidate and are currently seeking out-licensing and collaboration opportunities for this compound. Currently, we do not intend to incur additional internal research and development expenses related to NMI-3377. Because this compound is in pre-clinical development, the successful development of this product candidate is highly uncertain. In addition, we cannot be certain if we will be able to secure an out-licensing or collaboration partner for this compound on favorable terms, if at all. As such, we are not able to estimate when material cash inflows from product sales, milestones and royalties could commence, if at all.

•               Other Discovery Research.   We have used our know-how and expertise in nitric oxide to develop drug candidates that are nitric oxide-enhancing versions of existing medicines in the areas of cardiovascular, gastrointestinal/anti-inflammatory and pulmonary medicine. These studies are at a pre-clinical stage of testing, and it remains speculative whether the addition of nitric oxide will result in an improved clinical profile of these medicines. We are currently seeking out-licensing and collaboration opportunities for these product candidates, and are not presently engaging in any internal research and development activities with respect to these drugs. We cannot be certain if we will be able to secure out-licensing or collaboration partners for these product candidates on favorable terms, if at all. As such, we are not able to estimate when material cash inflows from product sales, milestones and royalties could commence, if ever.

•               Nitric Oxide Stents.   We formerly had a research agreement with Boston Scientific Corporation, or Boston Scientific, to develop cardiovascular stents enhanced with a bio-compatible polymer that is capable of releasing nitric oxide. In accordance with the terms of our agreement with Boston Scientific, the research term expired in December 2005. See “— Boston Scientific Collaboration” below.  The research program under this agreement focused on pre-clinical development. We intend to seek out-licensing and collaboration opportunities for these product candidates, subject to the terms of our agreement with Boston Scientific and pending resolution of the ongoing rights of the parties with respect to this technology. We cannot be certain if we will be able to secure out-licensing or collaboration partners for these product candidates on favorable terms, if at all. Significant additional expenditures will be required to conduct pre-clinical testing and to apply for, and conduct, clinical trials. We are not presently engaging in any internal research and development activities with respect to cardiovascular stents. Because this program is in pre-clinical development, the successful development of products based upon this program is highly uncertain. As such, we are unable to estimate when material cash inflows from milestones and royalties could commence, if at all.

Sales, General and Administrative.   Sales, general and administrative expense consists primarily of salaries and other related costs for personnel in sales and marketing, executive, finance, investor relations, accounting, business development and human resource functions. Other costs include facility costs not otherwise included in research and development expense; costs for public relations, advertising and promotional services; professional fees for legal and accounting services; and costs related to our third party contract sales agreement with Publicis Selling Solutions, Inc., or Publicis.

Non-Operating Income.   Interest income includes interest earned on our cash, cash equivalents and marketable securities, and interest expense associated with our long-term debt.

Boston Scientific Collaboration.   In November 2001, we entered into a research, development and license agreement with Boston Scientific in the field of restenosis. The research term of the Boston Scientific agreement expired on December 31, 2005, although certain rights extend beyond this term. In accordance with the terms of the agreement, we granted Boston Scientific an exclusive worldwide license to develop and commercialize nitric oxide-enhancing cardiovascular stents based on certain of our technologies. We also granted to Boston Scientific a right of first refusal to obtain an exclusive license under our nitric oxide technologies to commercialize products for restenosis, which right of first refusal is for a period of three years after the end of the research term. In December 2003, we agreed to extend the agreement to continue the research and development collaboration through December 2005. Boston Scientific made an up-front license payment of $1.5 million to us in 2001, and made an additional payment of $3.0 million in December 2003 in connection with the extension of the research and development collaboration. Boston Scientific also made a $3.5 million equity investment in our stock in 2001. In August 2003, in connection with a private placement, Boston Scientific made an additional $500,000 equity investment in our stock.

Results of Operations

Three Months Ended September 30, 2006 and 2005

Revenue.   Total revenue for the three months ended September 30, 2006 was $3.4 million compared to $1.5 million for the three months ended September 30, 2005. Product sales of BiDil accounted for all of the $3.4 million of revenue for the three month period ended September 30, 2006. We had no research and development revenue for the three month period ended September 30, 2006 due to the termination of the Boston Scientific agreement in December 2005, compared to $0.4 million of research and development revenue related to the Boston Scientific agreement for the three month period ended September 30, 2005.

Cost of Product Sales.   Cost of product sales was $1.3 million for the three month period ended September 30, 2006 compared to $2.9 million for the three months ended September 30, 2005. Cost of product sales for the three month period ended September 30, 2006 included an impairment charge of commercial trade product and patient sample inventory of $0.8 million. Cost of product sales for the three month period ended September 30, 2005 included an impairment charge of commercial trade product and patient sample inventory of $2.6 million.

Stock-based Compensation Expense.   On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123R, using the modified prospective application method. Compensation cost is calculated on the date of grant using the fair value of the options as calculated by the Black-Scholes valuation model and is recognized ratably over the employee’s service period.

Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25.  Under APB 25 we generally recognized no compensation cost for employee stock options. The adoption of SFAS 123R under the modified prospective application method allowed us to recognize compensation cost beginning with the effective date of January 1, 2006 based on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, or SFAS 123, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Under the modified prospective application method, prior periods are not restated for the effect of SFAS 123R.

As a result of adopting SFAS 123R on January 1, 2006, we recognized $1.9 million in stock-based compensation expense for the three months ended September 30, 2006.

Research and Development.   Research and development expense for the three months ended September 30, 2006 was $4.4 million compared to $7.4 million for the three months ended September 30, 2005. The $3.0 million, or 41%, decrease in research and development expenses in the current period was primarily due to decreases in medical expenditures supporting the commercial launch of BiDil, the completion of the extended African American Heart Failure Trial, or X-A-HeFT, in December 2005, and a reduction in salary and benefits costs for the discovery research workforce as a result of the March 2006 restructuring, offset partially by increases in stock-based compensation expense related to SFAS 123R.

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three month periods ended September 30, 2006 and September 30, 2005:

	Three Months Ended September 30,
	2006	2005
Research and Development Program
BiDil	$2.8	$3.8
BiDil XR	0.9	—
Nitric oxide-enhancing cardiovascular compounds	0.4	1.6
Other discovery research	0.3	1.5
Nitric oxide enhanced stents	—	0.5

Total research and development expense	$4.4	$7.4

Sales, General and Administrative. Sales, general and administrative expense for the three months ended September 30, 2006 was $14.7 million compared to $23.6 million for the three months ended September 30, 2005. The $8.9 million, or 38%, decrease in sales, general and administrative expense was primarily due to a decrease in sales and marketing expenses related to the commercialization of BiDil, including costs related to the contract sales force agreement with Publicis, offset by an increase in stock-based compensation expenses related to our adoption of SFAS 123R.

Non-Operating Income. Non-operating income for the three months ended September 30, 2006 was $459,000 compared to $297,000 for the three months ended September 30, 2005. The $162,000, or 55%, increase was primarily due to a decrease in interest expense as a result of paying down our outstanding debt.

Nine Months Ended September 30, 2006 and 2005

Revenue. Total revenue for the nine months ended September 30, 2006 was $8.6 million compared to $2.3 million for the nine months ended September 30, 2005. Product sales of BiDil accounted for all of the $8.6 million of revenue for the nine month period ended September 30, 2006. We had no research and development revenue for the nine month period ended September 30, 2006 due to the termination of the Boston Scientific agreement in December 2005, compared to $1.2 million of research and development revenue related to the Boston Scientific agreement for the nine month period ended September 30, 2005.

Cost of Product Sales. Cost of product sales was $2.8 million for the nine month period ended September 30, 2006 compared to $2.9 million for the nine months ended September 30, 2005. Cost of product sales for the nine month period ended September 30, 2006 included an impairment charge of commercial trade product and patient sample inventory of $1.4 million. Cost of product sales for the nine month period ended September 30, 2005 included an impairment charge of commercial trade product and patient sample inventory of $2.6 million.

Stock-based Compensation Expense. As a result of adopting SFAS 123R on January 1, 2006, we recognized $6.6 million in stock-based compensation expense for the nine months ended September 30, 2006. As of September 30, 2006, the total unrecognized compensation cost related to unvested awards was approximately $13.8 million, which will be recognized over a weighted average period of 1.4 years.

Research and Development. Research and development expense for the nine months ended September 30, 2006 was $15.2 million compared to $23.4 million for the nine months ended September 30, 2005. The $8.2 million, or 35%, decrease in research and development expenses in the current period was primarily due to decreases in medical expenditures in support of the commercial launch of BiDil, the completion of X-A-HeFT in December 2005, and a reduction in salary and benefits costs for the discovery research workforce as a result of the March 2006 restructuring, offset partially by increases in stock-based compensation expense related to SFAS 123R.

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the nine month periods ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005
Research and Development Program
BiDil	$8.3	$14.4
BiDil XR	2.1	—
Nitric oxide-enhancing cardiovascular compounds	2.7	4.3
Other discovery research	1.9	3.2
Nitric oxide enhanced stents	0.2	1.5

Total research and development expense	$15.2	$23.4

Sales, General and Administrative. Sales, general and administrative expense for the nine months ended September 30, 2006 was $50.8 million compared to $52.2 million for the nine months ended September 30, 2005. The $1.4 million, or 3%, decrease in sales, general and administrative expense was primarily due to decreases in sales and marketing expenses related to the commercialization of BiDil, including costs related to the contract sales force agreement with Publicis, partially offset by an increase in stock-based compensation expenses related to our adoption of SFAS 123R.

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

In connection with the restructuring plan, we terminated 30 employees from our discovery research group, or approximately 30% of our workforce, resulting in a charge of $1.4 million, which was accrued as of March 31, 2006. None of these employees remained employed as of March 31, 2006. At September 30, 2006, we have $350,000 remaining to be paid to these employees.

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

Non-Operating Income. Non-operating income for the nine months ended September 30, 2006 was $1.5 million compared to $1.8 million for the nine months ended September 30, 2005. The $0.3 million, or 17%, decrease in non-operating income was due to increased interest expense incurred on long-term debt for the nine months ended September 30, 2006, offset partially by higher fund balances available for investment as a result of the closing of our registered direct offering of common stock in January 2006.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from our collaborative partners and, more recently, sales of BiDil. As of September 30, 2006, we have received net proceeds of $322.6 million from the issuance of equity securities, primarily as the result of the sale of $99.1 million of our redeemable convertible preferred stock, net proceeds of $60.1 million from our initial public offering in November 2003, net proceeds of $81.8 million from our follow-on public offering in December 2004, and net proceeds of $58.5 million from our registered direct offering in January 2006. At September 30, 2006, we had $54.6 million in cash, cash equivalents and marketable securities.

During the nine months ended September 30, 2006, operating activities used cash of $61.7 million, primarily due to a net loss of $60.7 million, decreases in deferred revenue of $2.0 million, and decreases in accounts payable and accrued expenses of $11.1 million, partially offset by decreases in accounts receivable of $1.0 million, prepaid expenses and other current assets of $2.9 million and non-cash expenses and charges of $7.7 million.

During the nine months ended September 30, 2006, investing activities provided cash of $20.0 million, primarily due to net maturities of marketable securities of $20.1 million.

During the nine months ended September 30, 2006, financing activities provided cash of $54.8 million, primarily due to $58.5 million in net proceeds from the sale of our common stock in January 2006 and proceeds from our stock plan of $0.9 million, offset by long-term debt payments of $4.6 million.

On June 28, 2005, we borrowed (i) $10.0 million from Oxford Finance Corporation, or Oxford, and (ii) $10.0 million from General Electric Capital Corporation, or GECC, pursuant to the terms of promissory notes made by us with both Oxford and GECC, respectively. The notes bear interest at a fixed rate of 9.95% per annum and are payable in 36 consecutive monthly installments of principal and accrued interest, beginning July 1, 2005. The notes are secured by a security interest in all our personal property and fixtures with the exception of any intellectual property or products acquired, whether by purchase, license or otherwise, on or after the execution of the notes, provided that debt or non-cash equity is used to acquire the new property. The agreements that we entered into with each of Oxford and GECC in connection with the notes also contain a material adverse change clause with both Oxford and GECC. Under this clause, if Oxford or GECC reasonably determine that our ability to repay the notes has been materially impaired, we would be considered in default. As of September 30, 2006, we were in compliance with this clause.

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

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2006, and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than five years
Operating lease obligation	$12,830,000	$1,505,000	$3,025,000	$3,376,000	$4,924,000
Purchase obligations (1)	648,000	648,000	—	—	—
Long term debt	13,431,000	7,675,000	5,756,000	—	—
Total contractual cash obligations	$26,909,000	$9,828,000	$8,781,000	$3,376,000	$4,924,000

(1)             In the third quarter of 2006, we placed binding purchase orders in the approximate amount of $648,000 with Schwarz Pharma Manufacturing, Inc. for production of BiDil finished goods during the fourth quarter of 2006.

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

•   the time and costs involved in completing the clinical trials and further development of, and obtaining regulatory approvals for, BiDil XR, if at all;

•   our ability to establish and maintain co-promotion, out-licensing and collaborative arrangements;

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue and related reserves, accounts receivable, inventories, accrued expenses and the factors used to determine the fair value assigned to our stock options. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  For a detailed explanation of the judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2005, which is on file with the SEC. The following represents a material change in our judgments or estimates discussed in our Annual Report on Form10-K for the year ended December 31, 2005.

Stock-Based Compensation.   On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the first nine months of 2006 includes (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by our estimate of forfeitures of all unvested awards. Results for prior periods have not been restated. For stock options granted to non-employees, we recognize compensation expense in accordance with the requirements of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18. EITF 96-18 requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. The fair value of unvested stock awards granted to non-employees is remeasured at each reporting period.

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

We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 5.5% to all unvested options as of September 30, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include the risk factors set forth below under the caption “Risk Factors.” Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, except as specifically required by law or the rules of the SEC, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate and U.S. government-related securities, directly or through managed funds, with average contractual maturities of less than two years. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.                          Controls and Procedures

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our interim chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.                 Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this Quarterly Report on Form 10-Q, in evaluating NitroMed and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected.

The risk factors previously disclosed in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have been materially and substantially revised herein to reflect the restructuring of our research and development operations in March 2006 and the restructuring of our administrative and sales force operations in October 2006, as well as additional risks relating to our commercialization of BiDil and the development of BiDil XR. Accordingly, the risk factors set forth below supersede in their entirety the risk factors previously disclosed in our Annual Report on Form 10-K. For a further discussion of the ongoing commercialization of BiDil, the development of BiDil XR, the restructuring of our research and development operations in March 2006 and the restructuring of our administrative and sales force operations in October 2006, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

Risks Relating to our Business

Our business is substantially dependent on the commercial success of BiDil, and if we do not maintain market presence of BiDil during the development of BiDil XR, our business will be materially harmed and our stock price will decline.

On June 23, 2005, the FDA approved BiDil for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapy. We launched BiDil in July 2005 and therefore have only recently begun to receive revenue from sales of BiDil. BiDil is currently our only commercial product, and we expect that it will account for all of our product sales and substantially all of our total revenues for the near future. We face a number of significant risks relating to our ability to successfully commercialize BiDil, including risks relating to:

•                   our ability to successfully market and sell BiDil with our significantly reduced sales force and centralized marketing efforts;

•                   the success of our revised sales and marketing strategies for BiDil;

•                   our ability to recruit and train our proposed specialty sales force and the effectiveness of our new sales force in influencing prescribing behavior with heart failure specialists and key institutions;

•                   our ability to successfully secure preferable reimbursement treatment from government and third-party insurers for BiDil;

•                   our ability to successfully enter into a co-promotion agreement for BiDil on favorable terms, if at all;

•                   our ability to gain market acceptance of BiDil as safe, effective and medically necessary;

•                   the availability of substantial amounts of cash to fund our BiDil commercialization plans;

•                   competitive factors, including competition resulting from physicians prescribing the two lower cost generically available components of BiDil (isosorbide dinitrate and hydralazine hydrochloride) as a substitute for BiDil, and adverse effects on pricing or reimbursement resulting from this substitution;

•                   our ability to effectively develop and/or contract for adequate marketing, manufacturing, and distribution capabilities;

•                   our ability to maintain the necessary patent protection, licenses and regulatory approvals required to market and sell BiDil; and

•                   the various other factors discussed in detail throughout this section titled “Risk Factors.”

In order for us to successfully commercialize BiDil, we must maintain our market presence of BiDil in the near term and must lay a sufficient commercial foundation from which to launch BiDil XR in the future. If we fail to sustain market awareness of BiDil, our near-term ability to generate product revenue, our reputation and our ability to raise additional capital will be materially impaired, and the value of our stock will decline.

Poor performance by our restructured sales force, or difficulties arising from the restructuring of our sales organization, could prevent us from achieving the results we need to maintain market presence of BiDil.

On October 10, 2006, we initiated a restructuring program that included a reduction of our sales force and administrative headcount. As part of the restructuring program, we eliminated and replaced our existing sales force with a small team of highly experienced senior cardiovascular specialists, resulting in a net reduction of approximately 120 in sales force headcount. In addition, we also eliminated approximately 20% of our general and administrative personnel in connection with this restructuring program. Our restructured sales force is expected to be comprised initially of a director of managed care, six account executives, two area business directors and twenty-one cardiovascular business managers. Our near-term revenue for BiDil will depend significantly upon the efforts and success of our restructured sales organization. Accordingly, if our sales organization does not devote the time and resources necessary to attain sales projections, our ability to achieve revenue from sales of BiDil will be harmed.

In addition, during the first quarter of 2006, we elected to reduce the number of sales territories in which we have sales representation. As a result of our October 2006 restructuring, we significantly reduced the number of individuals in our sales organization who cover these territories. Any failure to adequately cover our current sales territories, or to cover through alternative marketing efforts the territories in which we have elected not to have sales representation, will result in reduced sales productivity and loss of revenue related to BiDil.

The success of our revised selling strategy will also depend on our ability to recruit the caliber of representatives necessary to implement our new strategy. Since launching BiDil, we have reduced our sales force representation from 195 to the current plan of twenty-one through various territory realignments and restructurings, which could significantly limit our ability to successfully recruit and retain highly qualified sales representatives. In addition, we are seeking sales representatives with a very high level of technical, selling and institutional experience to fill our newly created cardiovascular business manager positions. These are highly specialized skills and we may not be able to hire sales representatives who meet these qualifications. Any delay in our ability to recruit the required number of individuals to cover our revised sales territories, or any failure to attract and retain qualified personnel, could significantly delay or hinder the success of our revised selling strategy.

If we do not successfully market and sell BiDil, either directly through our small, restructured sales force or indirectly through third-party co-promotion arrangements, our future revenue will be limited.

We launched BiDil in the United States ourselves, using a contract sales force. We transitioned to the use of a smaller sales force during the first quarter of 2006, we internalized this sales force during the second quarter of 2006, and in October 2006 we replaced this sales force with a small team of highly experienced senior cardiovascular specialists. The transition to this specialized sales force could adversely affect our marketing of BiDil and depress the value of our stock.

As part of our October 2006 restructuring, we revised our marketing strategy to reduce the level of our direct face-to-face marketing efforts and adopted a more centralized approach to marketing that will involve various non-personal methods of contacting current and potential prescribers. The direct marketing efforts in which we will continue to engage through our small, specialized sales team will be focused on national thought leaders, regional heart failure specialists and key institutions in major metropolitan centers that treat, and influence the treatment of, large numbers of African Americans who have been diagnosed with heart failure. Our approach is to convince those thought leaders and institutions of the value of BiDil, and then leverage their influence to impact the broader base of prescribers. If we are unable to convince these thought leaders and institutions that BiDil is safe, effective and medically necessary, we will be unsuccessful in our marketing approach. In addition, even if we are successful in gaining acceptance of BiDil with these key targets, these thought leaders and institutions may not be willing or able to influence the prescribing activity of other physicians, or to do so within a timeframe that will impact BiDil prescriptions in the near term. Furthermore, our indirect marketing efforts may not be successful in maintaining market awareness of BiDil with current and potential prescribers.

If we decide to expand our marketing reach for BiDil, we will likely pursue sales, marketing and distribution arrangements with third parties, including co-promotion arrangements. We may not be able to successfully enter into sales, marketing and/or distribution agreements with third parties on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties. If we decide to rely on third-party entities for sales, marketing and distribution support, our future revenues for BiDil will depend heavily on the success of the efforts of these third parties.

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

Since reimbursement approval for a product is required from third-party and government payors in order for patients to be reimbursed for the cost of a product, seeking this approval, particularly when seeking approval for a preferred form of reimbursement over other competitive products, is a time-consuming and costly process. Third-party payors conduct clinical reviews of pharmaceutical products to determine whether a product is safe, effective and medically necessary. These third-party payors may find that BiDil is not sufficiently effective to justify reimbursement approval or that the effectiveness of BiDil does not justify its cost. In addition, third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of BiDil. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products, if at all. Furthermore, some third-party payors may consider the generically available individual components of BiDil to be substitutable for, or therapeutically equivalent to, BiDil, despite the lack of FDA approval for the use of those individual components in the treatment of heart failure. This misconception among third-party payors may further limit our ability to obtain preferential reimbursement, if at all, from those third-party payors.

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

Many private insurers, and many of the Medicare Part D plans that cover BiDil, cover the product at the Tier III level. Tier level is a term generally used to denote the level of reimbursement and, consequently, the level of patient co-pay, for a product that is approved by a third-party payor. At Tier III, patient co-pays are at a significantly higher level than they would be at Tier II, ranging from approximately $30.00 to $50.00. Tier II reimbursement denotes a preferential level of reimbursement at which patient co-pays range from approximately $15.00 to $30.00. We may not be able to obtain reimbursement coverage for BiDil from many private insurers or Medicare Part D plans or, even if we obtain such coverage, we may not be able to obtain preferential reimbursement treatment. Any failure by us to secure such coverage, or to secure it at preferential levels, would have a substantially negative effect on sales of BiDil, market acceptance of BiDil would be negatively impacted and our ability to generate revenues from sales would be significantly impaired. Although we have been added to preferred formularies covering approximately 50% of insured African Americans over the age of 45, we have not achieved preferential reimbursement on all plans. Furthermore, we cannot know if BiDil will continue to be listed on any of these plans at a preferential reimbursement level, if at all. In addition, although preferential reimbursement for BiDil removes a financial barrier to accessing the product, it does not require or guarantee that physicians will prescribe the drug. Accordingly, we cannot assess the impact that the current listing of BiDil on any given plan will have on our future revenues, if any.

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

•                   the availability in generic form of the individual components that constitute BiDil and the misperception that these generic components are equivalent to BiDil;

•                    the failure of physicians, third-party payors and patients to accept a product intended to improve therapeutic results based on ethnicity;

•                   the success of our promotional programs, which will be centralized in nature going forward;

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

The availability of lower priced generic forms of the components of BiDil may adversely affect our sales of BiDil and the pricing or reimbursement we are able to obtain for BiDil.

BiDil is a fixed-dosed combination of two individual components, both of which are available in generic form and are separately marketed (isosorbide dinitrate for angina and hydralazine for hypertension), in dosages similar to those we include in BiDil, at prices substantially below the prices we are charging for BiDil. While neither of these two generic drugs is approved for the treatment of heart failure, as a practical matter it may be impossible for us to prevent physicians from prescribing a combination of these two, lower cost generic drugs as a substitute for prescribing BiDil. If substantial numbers of physicians prescribe the combination of these two generic drugs, rather than BiDil, we could fail to achieve the sales of BiDil necessary for successful commercialization which would severely limit our ability to generate revenue from the sales of BiDil. Our ability to generate revenue could also be limited if:

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

We will require substantial additional amounts of cash to fund our operating plan, including commercializing BiDil and seeking to develop and commercialize BiDil XR, and, if additional capital is not available, we may need to limit, scale back or cease our operations.

We have used and will continue to require substantial funds to manufacture, market and sell BiDil during 2006 and beyond. We also expect to incur additional expenses relating to the ongoing development of BiDil XR, which is currently commencing clinical development. We believe that our existing sources of liquidity and cash expected to be generated from future operations will be sufficient to fund the current business plan for approximately the next twelve months.

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

•                    the time and costs involved in completing the clinical trials and further development of, and obtaining regulatory approvals for, BiDil XR, if at all;

•                    our ability to establish and maintain co-promotion, out-licensing and collaborative arrangements;

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

We may be required to seek additional funding in the future and may seek to do so through collaborative co-promotion arrangements and/or public or private financings. Additional financing may not be available to us on acceptable terms, if at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be compelled to significantly curtail our marketing efforts for BiDil and/or our development efforts with respect to BiDil XR. We may also be compelled to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products.

We do not have the internal technology to successfully develop BiDil XR and we may not be able to acquire such technology on favorable terms, if at all.

Although we intend to pursue the accelerated development of BiDil XR, we do not currently have the internal technology to pursue this development on our own. The technology underlying extended release formulations of pharmaceutical products is highly proprietary and would take years and the expenditure of significant amounts of capital for us to develop. If we are unable to license proprietary extended release technology from a third party which is compatible for use with BiDil, we would be prevented from pursuing the development of BiDil XR. Even if we are able to identify compatible extended release technology, we may not be able to acquire rights to such technology on favorable terms, if at all. We are currently in the process of negotiating agreements with respect to the drug delivery technology of one vendor with which we have done extensive preclinical development, but we may not be able to reach agreement on favorable terms, if at all. In addition, even if we are successful in acquiring such rights, we may be required to forfeit certain rights to our BiDil XR product to the owner of such technology, thereby reducing our future potential revenue from commercialization of this product.

We cannot be certain that clinical testing of BiDil XR will be successful, nor can we be certain that we will be able to obtain regulatory approval for BiDil XR.

Even if we obtain the technology necessary to develop BiDil XR, we cannot predict whether the results of any clinical studies conducted with respect to BiDil XR will be successful. Furthermore, we cannot predict the number or the type of clinical trials that will be necessary to adequately support a marketing application for BiDil XR, nor can we predict the amount of time that will be required in order to complete those clinical trials. The fact that BiDil is a combination of two active ingredients (isosorbide dinitrate and hydralazine hydrochloride) may further complicate the development of the extended release formulation. Depending on the results of initial clinical studies, additional testing with alternate formulations of BiDil XR may also be required. If these studies and testing are not successful, we will incur increased costs and the filing for marketing approval of BiDil XR with the FDA and other health authorities will be significantly delayed.

In addition, even if clinical testing of BiDil XR is successful, we still may not be able to obtain regulatory approval for BiDil XR. The FDA may conclude that the data provided is insufficient and may require that we perform additional studies. If we are ultimately unable to produce a formulation of BiDil XR that meets regulatory requirements, if we are delayed in our efforts to obtain regulatory approval for BiDil XR, or if we are required by the FDA to conduct large-scale outcomes studies, we may not be able to successfully develop and commercialize this product and our ability to generate revenue from BiDil XR will be materially impaired.

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

At the end of the first quarter of 2006, we scaled back our research and development staff in a restructuring of our company and have limited our internal research and development activities to the continued development of BiDil XR. We are currently seeking out-licensing and collaboration opportunities for our other potential product candidates based on our proprietary nitric oxide technology, including NMI-3377, a late-stage pre-clinical cardio-renal compound. The application of our proprietary nitric oxide technology is unproven in humans and, as a result, we may not be able to successfully out-license any products based on this technology. Our product candidates include nitric oxide enhancements of existing drugs; in these cases, we are modifying compounds whose chemical and pharmacological profiles are well-documented and understood. Many of our potential product candidates, however, are new molecules with chemical and pharmacological profiles that differ from that of the existing drugs. These compounds may not demonstrate in patients the chemical and pharmacological properties shown in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. In addition, it is possible that existing drugs or newly-discovered drugs may not benefit from the application of our nitric oxide technology. We may not be able to secure out-licensing or collaboration partners for these potential product candidates. Even if we are successful in entering into out-licensing or collaborative arrangements with respect to our potential product candidates, we have no assurance that we will be able to secure such arrangements on terms completely favorable to us. If our out-licensing or collaboration arrangements include unfavorable financial terms, our ability to generate revenue from our technology portfolio will be severely limited.

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

We have experienced significant operating losses since our inception in 1992. For the nine months ended September 30, 2006, we had a net loss of $60.7 million. As of September 30, 2006, we had an accumulated deficit of $303.2 million. We expect that we will continue to incur substantial losses and that our cumulative losses will increase as our commercialization efforts continue. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial.

A large portion of our expenses is fixed, including expenses related to facilities, equipment and personnel. We have spent significant amounts to launch our first product, BiDil, and we expect to incur significant operating expenses in connection with our ongoing commercialization activities related to BiDil. We received approval for BiDil from the FDA on June 23, 2005, and launched commercial sales of BiDil in July 2005. We have also spent significant amounts to fund research, development and commercialization of our product candidates and to enhance our core technologies. Currently, our research and development activities are limited to the continued development BiDil XR. We are not engaging in any internal research and development activities with respect to other potential product candidates and, therefore, do not expect to incur substantial research and development expenses in the near term. Although we currently estimate that our operating expenses will decrease in fiscal year 2007, we will still need to generate significant revenue to achieve profitability. We are currently unable to estimate the level of revenues that we will realize from the commercialization of BiDil. We are therefore unable to estimate when we will achieve profitability, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital or continue our operations.

Our BiDil product revenues have been and will continue to be subject to considerable variation due to the significant reduction in our direct sales force, volatility in prescription volume, the manner in which we account for product sales considering product returns rates, the level of purchases by individual customers and other matters related to the commercialization of this product. We have experienced and are likely to continue to experience significant revenue deferrals and product returns, as well as additional charges and expenses associated with stocking incentives, rebates, discounts, and other promotional incentives, and other matters related to the commercialization of this product. Significant inventory adjustments may also occur due to sales forecast variances or other factors. Any deferrals, returns or adjustments that negatively impact revenue, or our failure, for this or any other reason, to generate significant near-term revenue growth, would reduce our stock price and adversely affect our ability to raise capital.

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

If our collaborative partners do not obtain and maintain the regulatory approvals required to market and sell our potential nitric-oxide based product candidates in the United States, then our business may be unsuccessful, and the market price of our stock may substantially decline.

We are currently seeking out-licensing and collaboration opportunities for our potential product candidates based on our proprietary nitric oxide technology, including NMI-3377, a late-stage pre-clinical cardio-renal compound. Our partners will not be able to market any of our potential nitric-oxide based product candidates in the United States without marketing approval from the FDA. The process of obtaining FDA approval of pharmaceutical products is costly and time consuming. Any new pharmaceutical product must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process mandated by the FDA. Such regulatory review includes the determination of manufacturing capability and product performance. The approval process is affected by such factors as:

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

The regulatory process to obtain market approval for a new drug takes many years and requires expenditures of substantial resources. There can be no assurance that our strategic partners will be successful in obtaining FDA approval for our potential nitric-oxide based product candidates. If our strategic partners do not receive required regulatory approval or clearance to market any of our potential product candidates, these partners will not be able to develop and commercialize these product candidates, which will significantly hinder our ability to realize revenue from these product candidates and which may affect our ability to achieve profitability and cause the market price of our common stock to substantially decline.

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

If we or our third-party manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions which could affect our ability to develop, market and sell BiDil successfully and could harm our reputation and lead to lower acceptance of BiDil by the market. These enforcement actions include:

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. Such estimates and judgments include revenue recognition, the carrying value of our accounts receivable, inventory and assets, our estimates of accrued expenses and liabilities and our estimates of the fair value of equity instruments granted or sold by us. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, or the assumptions underlying them, may prove to be incorrect. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements. For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” above.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we developed under the patent and other intellectual property laws of the United States and other countries, in order to prevent others from using our inventions and proprietary information. Because certain United States patent applications are confidential until patents issue, such as applications filed prior to November 29, 2000, or applications filed after such date which will not be filed in foreign countries, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over patent applications of others.

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

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other biopharmaceutical companies, has been and may continue to be highly volatile. During the period from January 1, 2005 to September 30, 2006, our stock price has ranged from a low of $2.38 per share (on September 15, 2006) to a high of $27.99 per share (on February 2, 2005). The following factors, among others, may affect the price of our common stock:

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

As of October 30, 2006, our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 42.3% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 30, 2006, there were 37,145,372 shares of common stock outstanding. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We may incur significant costs and suffer management distraction and reputational damage from class action litigation.

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
Kenneth M. Bate
Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
Date: November 2, 2006

EXHIBIT INDEX

Exhibit Number	Description
10.1

Amendment No. 1 to NitroMed, Inc. Executive Severance Benefit Plan, filed as an exhibit to NitroMed’s Current Report on Form 8-K (File No. 000-50439) filed August 22, 2006 and incorporated herein by reference

10.2

Form of Amendment No. 1 to Agreement entered into by and between NitroMed, Inc. and certain of its executive officers, together with a schedule of such officers, filed as an exhibit to NitroMed’s Current Report on Form 8-K (File No. 000-50439) filed August 22, 2006 and incorporated herein by reference

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