Form 10-K
period 2006-12-31
NITROMED INC
filed 2007-03-08
CIK 927829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(f) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-50439

NITROMED, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3159793
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
125 Spring Street, Lexington, Massachusetts	02421
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 266-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was approximately $102,706,000, based on the price at which the registrant’s common stock was last sold on June 30, 2006.

As of March 1, 2007, there were 37,259,870 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement for the annual meeting of stockholders to be held on May 25, 2007, which are to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2006, are incorporated by reference into Part III of this report.

NITROMED, INC.
ANNUAL REPORT
ON FORM 10-K

PART I

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product development and commercialization timelines or outcomes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described in “Item 1A—Risk Factors” and elsewhere in this annual report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

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

In June 2005, the U.S. Food and Drug Administration, or FDA, approved our first commercial product, BiDil, for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapies. BiDil is an orally administered fixed-dose combination of isosorbide dinitrate and hydralazine hydrochloride. We commercially launched BiDil in July 2005. We engaged Schwarz Pharma Manufacturing, Inc., or Schwarz Pharma, under a five-year exclusive manufacturing and supply agreement for the three times daily immediate release dosage formulation of BiDil.

In March 2006, we eliminated our discovery research program and terminated substantially all of the employees in our discovery research group in a restructuring of our company that was intended to better align costs with revenue and operating expectations. In October 2006, we implemented a revised strategy and business model in order to focus our resources on the accelerated development of an extended release formulation of BiDil, known as BiDil XR™. As part of this strategic shift, we eliminated our then-current sales force and replaced it with a small team of highly experienced senior cardiovascular specialists, resulting in a net reduction of approximately 120 in sales force headcount. In addition, we eliminated approximately 20% of our general and administrative personnel in connection with this restructuring program. Our restructured sales force will be comprised initially of a director of managed markets, six national account directors, two area business directors and twenty-one cardiovascular business managers. Our sales and marketing organization continues to be managed by our senior vice president of commercial operations and our vice president of marketing and business development. Our highly specialized field force is focused on regional and national thought-leader physicians, current BiDil prescribers, as well as key institutions in major metropolitan centers that treat, and influence the treatment of, large numbers of African-Americans diagnosed with heart failure. Additional non-personal marketing methods are being utilized to reach the broader number of existing and potential BiDil prescribers. We expect that this alternative strategy will employ a less costly approach to marketing the current immediate release formulation of BiDil, allowing us to conserve the cash required to pursue the accelerated development of BiDil XR. Preliminary clinical studies with BiDil XR have demonstrated proof of principle, and we continue to proceed with early-stage clinical development of the product.

In connection with our efforts to develop BiDil XR, on February 9, 2007, we entered into a license agreement with Elan Pharma International Limited, or Elan. Pursuant to the agreement, Elan granted to us an exclusive worldwide royalty-bearing license, with specified sublicense rights, to specified intellectual property of Elan, as well as any improvements to any of the foregoing developed by either party during the term of the agreement. Pursuant to the license, we may import, use, offer for sale and sell an oral capsule formulation incorporating specified technology owned or controlled by Elan and containing, as its sole active combination of ingredients, the combination of the active drug substances isosorbide dinitrate and hydralazine hydrochloride. In consideration for the grant of the license, we have agreed to pay Elan royalties that are calculated by reference to annual net sales parameters set forth in the agreement. In addition, we have also agreed to pay Elan specified amounts upon the achievement of specified development and commercialization milestone events set forth in the agreement. We have also generated significant intellectual property rights relating to our nitric-oxide enhancing technologies and we are seeking out-licensing and collaboration opportunities to further exploit these proprietary technologies. We do not have any current plans to conduct any further internal research with respect to these technologies.

We were incorporated in Delaware in 1992. Our office is currently located at 125 Spring Street, Lexington, Massachusetts 02421, and our telephone number is (781) 266-4000. On February 23, 2007, we entered into a lease for office space at 45-55 Hayden Avenue in Lexington, Massachusetts, and expect to move to our new office location in March 2007. Our Internet address is www.nitromed.com. The information on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered to be a part of this annual report. Our website address is included in this annual report on Form 10-K as an inactive technical reference only.

When used in this annual report on Form 10-K, the terms “NitroMed,” “we,” “our” and “us” refer to NitroMed, Inc., unless otherwise specified. We own the trademarks NitroMed®, BiDil® and NitroMed’s logo “N.” In addition, we have filed an application for BiDil XR™. Other trademarks and service marks appearing in this annual report on Form 10-K are the property of their respective holders.

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

An estimated 750,000 African Americans are currently diagnosed with heart failure. African Americans between the ages of 45 and 64 are 2.5 times more likely to die from heart failure than caucasians in the same age range. The African American community is also more likely to be subject to the disease at a younger age than their caucasian counterparts, resulting in earlier disability and higher rates of both hospitalization and premature death. In addition, some medicines approved for the treatment of heart failure appear to be less effective in controlling high blood pressure in African American patients. Ethnic disparities in the prevalence of heart failure have been attributed to a variety of factors, including access to medical care, disease management, socioeconomic factors, lifestyle habits and a higher incidence of diabetes, hypertension and metabolic syndrome.

African American Heart Failure Trial (A-HeFT)

In 2001, we partnered with the Association of Black Cardiologists, Inc. to conduct the African American Heart Failure Trial, or A-HeFT, the first trial conducted in a heart failure population in which all of the participants identified themselves as black. A retrospective analysis of an earlier study with a combination of isosorbide dinitrate and hydralazine hydrochloride had suggested a trend for improved survival in the subset of patients with mild to moderate heart failure who self-identified themselves as black. The randomized, double-blind, placebo-controlled A-HeFT study enrolled 1,050 self-identified black patients with New York Heart Association, or NYHA, class III or IV heart failure at 169 clinical research sites. The classification system means that patients had marked limitation of physical activity (class III) or were unable to carry out any physical activity without discomfort (class IV). Participants in A-HeFT were required to be stable while receiving standard heart failure therapy at the time of the beginning of the trial, per their physicians. The primary end point for the trial was a composite score made up of weighted values for death from any cause, a first hospitalization for heart failure, and change in the quality of life.

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

BiDil: Commercialization Strategy

BiDil, an orally administered fixed-dose combination of isosorbide dinitrate and hydralazine hydrochloride, was approved by the FDA in June 2005 for the treatment of heart failure in self-identified black patients. BiDil is indicated for the treatment of heart failure as an adjunct to standard therapy in self-identified black patients to improve survival, to prolong time to hospitalization for heart failure, and to improve patient-reported functional status. There is little experience in patients with NYHA class IV heart failure. Most patients in the clinical trial supporting effectiveness, referred to as A-HeFT, received, in addition to BiDil or placebo, concomitant therapy with one or more of the following other heart failure medicines: a loop diuretic, an angiotensin converting enzyme inhibitor or an angiotensin receptor blocker, and a beta blocker. In addition, many patients also received a cardiac glycoside or an aldosterone antagonist. BiDil is a fixed-dose combination of isosorbide dinitrate, a vasodilator with effects on arteries and veins, and hydralazine hydrochloride, a predominantly arterial vasodilator. The mechanism of action underlying the beneficial effects of BiDil in the treatment of heart failure has not been established.

Our current sales strategy for BiDil is focused on:

•       concentrated sales efforts through a small team of highly experienced senior cardiovascular specialists targeting:

•        leading heart failure academic institutions and specialized clinics,

•        key opinion leaders in cardiology who influence the treatment of heart failure, and

•        high prescibers of BiDil and other heart failure medications;

•       ensuring patient access through:

•        efforts to obtain public and private insurance coverage and to secure preferential reimbursement status among third-party payors,

•        our patient assistance program, and

•        coalition building with advocacy organizations; and

•       creating physician awareness and demand through centralized promotional efforts.

With respect to manufacturing, we engaged Schwarz Pharma under a five-year exclusive manufacturing and supply agreement for the three times daily immediate release dosage formulation of BiDil. Under the supply agreement, we have the right to engage a backup manufacturer. As part of the manufacturing process, we order bulk materials of hydralazine hydrochloride from Flavine International, Inc., the U.S. representative of Sumitomo Corp., and isosorbide dinitrate from Dottikon ES Holding AG.

Our current efforts to expand patient access to BiDil focus on gaining improved insurance coverage. We estimate that approximately two-thirds of African American patients have access to BiDil at Tier II reimbursement, a term generally used to denote a preferential level of reimbursement at which patient co-pays range from approximately $15.00 to $30.00 per prescription. Our estimates are drawn from published databases, subscription databases and external consultants who have expertise in this area. Due to the fact that ethnicity data is not generally collected by commercial and Medicare Part D insurers, exact figures cannot be determined.

With respect to our coalition-building efforts, we have maintained a strategic alliance with the National Association for the Advancement of Colored People, or NAACP, to implement measures to narrow health care disparities that exist between African Americans and Caucasians in areas of access, affordability, quality, infrastructure and compliance. We have also developed coalitions with other advocacy and professional organizations as part of our efforts to address racial and ethnic disparities in cardiovascular disease, including the Association of Black Cardiologists, the Congressional Black Caucus and the National Minority Quality Forum.

Those clinicians whom we can not reach by direct personal methods will receive non-personal promotional efforts, driven centrally by our marketing department. These tactics include, but are not limited to:

•       tele-detailing;

•       e-detailing;

•       direct mail;

•       Internet advertising; and

•       professional journal advertising.

BiDil XR: Internal Development Strategy

The current formulation of BiDil is an immediate-release tablet that must be taken three times daily. We are currently pursuing the development of an extended release formulation of BiDil, known as BiDil XR, that is designed to be taken once a day. We believe that BiDil XR could enhance the BiDil market by facilitating greater compliance by patients with their medications schedule, an issue which is more pronounced in a patient population already on a substantial number of concomitant medications.

In connection with our efforts to develop BiDil XR, on February 9, 2007, we entered into a license agreement with Elan, which we refer to as Elan. Pursuant to the agreement, Elan granted to us an exclusive worldwide license, for the term of the agreement, to certain know-how, patents and technology, and any improvements to any of the foregoing developed by either party during the term of the agreement. Pursuant to this license, we have the right to import, use, offer for sale and sell the oral capsule formulation incorporating specified technology referred to in the agreement and containing, as its sole active combination of ingredients, the combination of the active drug substances isosorbide dinitrate and hydralazine hydrochloride, including BiDil XR.

Preliminary clinical studies with BiDil XR have demonstrated proof of principle, and we continue to proceed with early-stage clinical development of the product. Our current plan for seeking regulatory approval for BiDil XR, which will include the conduct of bioequivalence studies, if successful and accepted as part of the basis for approval, is expected to enable the development of BiDil XR as expeditiously as possible.

Nitric Oxide Enhancing Intellectual Property

In the 1980s, nitric oxide was identified as a significant molecule that regulates a wide range of important cellular functions. Professor Robert R. Furchgott, a member of our scientific advisory board until his retirement in 2005, and two other individuals were awarded the Nobel Prize in Physiology and Medicine in 1998 for this discovery. Recent research has shown that nitric oxide also plays important biochemical and physiological roles in many diseases or medical conditions, including cardiovascular disease, gastrointestinal and inflammatory disease, central nervous system disorders, sexual dysfunction and respiratory disease.

In the past, we have utilized our nitric oxide expertise and proprietary position to seek to develop product candidates for a variety of such medical conditions. Our previous efforts in these areas consisted of discovery and preclinical stage  research primarily directed to establishing our intellectual property position and, in certain  cases, validating our discoveries in preclinical studies.

Our previous discovery research efforts sought to produce nitric oxide-enhancing drug candidates by combining an existing, marketed medicine with a nitric oxide donor, which is a molecule capable of increasing nitric oxide levels in the body. The nitric oxide donor and the existing medicine can be combined together through either a chemical linkage to potentially create a proprietary new chemical entity or through the direct mixing of the medicine and the nitric oxide enhancing compound to potentially create a patentable new use and dosage form. We believe that the probability of clinical success for those drug candidates is increased because regulatory approvals have already been achieved for the existing medicines that we were seeking to improve. We also believe that the commercial risk associated with these drug candidates is mitigated because many of these existing medicines have already generated significant sales in their markets.

In March 2006, we eliminated our discovery research program in a restructuring of our company. In connection with our October 2006 restructuring of our sales force, we implemented a revised strategy and business model in a move intended to focus our resources on the accelerated development of BiDil XR. As a result of these restructurings, we have limited our internal development activities to the development of

BiDil XR and we do not have any current plans to conduct any further discovery research efforts with respect to our product candidates. We are currently seeking out-licensing and collaboration opportunities for these product candidates, including NMI-3377, a pre-clinical cardio-renal compound. We have generated significant intellectual property rights related to our nitric oxide-enhancing technology and compounds to protect our interests and will continue to maintain and preserve those rights.

The following is a summary of the key nitric oxide programs we have previously pursued.

Nitric Oxide Enhancing Medicines for the Treatment of Cardiovascular Disease

We previously initiated several new and novel cardiovascular drug discovery programs based on the therapeutic potential of nitric oxide-enhancing drugs in the treatment of diseases associated with endothelial dysfunction. Endothelial dysfunction is recognized as one of the common denominators underlying many cardiovascular diseases including atherosclerosis, hypertension, heart failure, diabetes, pulmonary hypertension and metabolic syndrome. Abnormal function of the endothelium, which is the layer of cells that lines blood vessels, precedes vascular morphological changes in the early stages of cardiovascular disease. Nitric oxide has many important roles in maintaining the function of normal endothelium. These include vasodilatation, inhibition of adhesion of a type of red blood cell called platelets and activation, inhibition of smooth muscle growth, inhibition of white blood cell adhesion and a reduction in chemotactic factor expression. Loss of nitric oxide therefore is a primary feature of endothelial dysfunction. Restoration of nitric oxide from the endothelium has been clinically demonstrated to reduce cardiovascular risk in many disease states. Our prior discovery research efforts utilized our nitric oxide expertise and proprietary patent position to add nitric oxide-donating capacity to existing classes of drugs which have been shown to have clinical utility in the treatment of cardiovascular diseases where endothelial dysfunction plays a critical role.

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

Other Nitric Oxide-Based Programs

Set forth below is a list of additional classes of nitric oxide-enhancing medicines where we have created intellectual property rights and where we believe nitric oxide-enhancing drugs may offer a clinical benefit compared to existing FDA-approved medicines. Our previous efforts in these areas consisted of discovery-stage research primarily directed to establishing our intellectual property position.

•       Nitric oxide-enhancing nonsteroidal anti-inflammatory drugs;

•       Nitric oxide-enhancing phosphodiesterase inhibitors;

•       Nitric oxide-enhancing steroids;

•       Nitric oxide-enhancing gastrointestinal protectants;

•       Nitric oxide-enhancing arginines; and

•       Nitric oxide-enhancing antibiotics.

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

Our Strategy

In October 2006, we implemented a revised strategy and business model in order to focus our resources on the accelerated development of BiDil XR. Key elements of our revised strategy include:

Maintenance of BiDil Market Presence.   As part of this strategic shift, we eliminated our then-current sales force and replaced it with a small team of highly experienced senior cardiovascular specialists, resulting in a net reduction of approximately 120 in sales force headcount. This highly specialized team is focused on regional and national thought-leader physicians, current BiDil prescribers, as well as key institutions in major metropolitan centers that treat, and influence the treatment of, large numbers of African-Americans diagnosed with heart failure. Additional non-personal marketing methods are being utilized to reach the broader number of existing and potential BiDil prescribers. We expect that this alternative strategy will employ a less costly approach to marketing the current immediate release formulation of BiDil, allowing us to conserve the cash required to pursue the development of BiDil XR as expeditiously as possible.

In addition, as part of our revised strategy and business model we are developing an internal team of six account directors to be lead by a director of managed markets whose focus will be ensuring patient access through targeted efforts to obtain public and private insurance coverage and to secure preferential reimbursement status among third-party payors. We believe that the documented efficacy and cost-effectiveness of BiDil will bolster these continuing efforts to expand the level of favorable reimbursement treatment received by BiDil both from public and private payors. Our failure to achieve broad preferential reimbursement treatment for BiDil in the near term could significantly hinder market acceptance of BiDil by physicians and patients.

Conservation of Resources and Accelerated Development of BiDil XR.   We expect that this alternative strategy will employ a less costly approach to marketing the current immediate release formulation of BiDil, allowing us to conserve the cash required to pursue the development of BiDil XR as expeditiously as possible. Preliminary clinical studies with BiDil XR have demonstrated proof of principle, and we continue to proceed in early-stage clinical development of the product.

Continuing to Protect our Product-Specific and Nitric Oxide Intellectual Property Rights and Focusing on Potential Collaborations.   Through our previous discovery research efforts, we have developed an extensive patent portfolio in nitric-oxide enhancing technology.  Because of the value of this portfolio and its critical role in our on-going product development efforts, we intend to aggressively pursue the protection of our intellectual property. We believe that many pharmaceutical companies have currently marketed drugs and products that could benefit from the therapeutic attributes and the potential patent protection of our nitric oxide-enhancing technology.

We will continue to entertain opportunities for collaboration with other businesses that may offer incremental value to our commercial portfolio or though which our product candidates will benefit from the marketing reach, clinical expertise and technology of the partner.

Research and Development

During the fiscal years ended December 31, 2006, 2005 and 2004, our total company-sponsored research and development expenses were $17.0 million, $29.0 million, and $22.4 million, respectively, and that our collaborator-sponsored research and development expenses were $-0- million, $2.3 million and $5.0 million, respectively.

In March 2006, we eliminated our discovery research program in a restructuring of our company. In connection with our October 2006 restructuring of our sales force, we implemented a revised strategy and business model in order to focus our resources on the accelerated development of BiDil XR. As a result of these restructurings, we have limited our internal development activities to the continued development of BiDil XR, and we do not have any current plans to conduct any further discovery research efforts with respect to our product candidates. We are currently seeking out-licensing and collaboration opportunities for these product candidates, including NMI-3377, a pre-clinical cardio-renal compound. We have generated significant intellectual property rights related to our nitric oxide-enhancing technology and compounds to protect our interests and will continue to maintain and preserve those rights.

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

As of December 31, 2006, we have 87 issued U.S. patents and 53 pending U.S. patent applications. We also have 79 issued patents and 163 pending patent applications in certain major industrial countries, including Canada, the major European market countries, Australia and Japan. Our issued U.S. and foreign patents expire on various dates between 2007 and 2025.

BiDil.   We have three U.S. patents, one expiring in April 2007 and the other two in 2020, and one Canadian patent expiring in 2008, which relate to co-administration of the components of BiDil. The first U.S. patent and the Canadian patent cover methods for reducing mortality associated with chronic congestive heart failure. We are currently pursuing an extension of this patent with the United States Patent and Trademark Office, or PTO, and the FDA. We have filed for an interim extension of one year during the processing of the extension application, but have not yet received a response from the PTO regarding the disposition of this interim extension. We have no assurance that we will be able to obtain an extension of this patent and our inability to do so would result in the loss of the protections afforded by this patent. The second U.S. patent covers methods for reducing mortality associated with chronic congestive heart failure, for improving the quality of life, for improving oxygen consumption or improving exercise tolerance in black patients. The third U.S. patent covers additional claims to specific indications and dosing ranges for the treatment of heart failure and other conditions in black patients. We have not filed any patent applications outside of the United States and Canada for BiDil, as pertains to the patent expiring in 2007. We have filed applications claiming priority relative to the patents expiring in 2020 in Canada and Europe. In addition, we have filed ten additional U.S. patent applications and corresponding foreign patent applications that could provide additional patent protection for BiDil.

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

Nitric Oxide-Enhancing COX-2 Inhibitors and Nitric Oxide-Enhancing Nonsteroidal Anti-Inflammatory Drugs.   We have four issued and nine pending U.S. patent applications, which, if issued, will have expiration dates between 2020 and 2026 and which disclose and claim novel nitric oxide-enhancing COX-2 inhibitors. These applications also disclose kits and methods of use for the treatment of pain, inflammation and fever, gastrointestinal disorders, disorders resulting from elevated levels of COX-2 inhibitors, for reducing renal and respiratory toxicity, for facilitating wound healing and for improving the cardiovascular profile of COX-2 inhibitors. We have also filed additional foreign patent applications relating to this technology. We have three U.S. patents expiring in 2015, two U.S. patents expiring in 2018, and one patent application which, if issued, will expire in 2018, which cover different compositions of matter and methods of use for the treatment of pain, inflammation, fever and gastrointestinal disorders with novel nitric oxide-enhancing NSAID’s. One pending patent application, which, if issued, will expire in 2023, discloses specific composition of matter and methods of use for the treatment of pain, inflammation and gastrointestinal disorders of novel nitric oxide-enhancing nonsteroidal anti-inflammatory drugs.

We have filed additional patent applications worldwide and have been issued four Australian patents, three of which expire in 2016 and one in 2019, and one issued Canadian patent, which expires in 2016.

Nitric Oxide Enhancing Cardiovascular Compounds.   We have nine pending U.S. patent applications and five pending Patent Cooperation Treaty, or PCT, patent applications, which if issued, will have expiration dates between 2024 and 2026 and which disclose and claim novel nitric oxide-enhancing cardiovascular compounds. These applications also disclose kits and methods of use for the treatment of several diseases and disorders.

Other Development Programs.   We also have a U.S. patent and a pending U.S. patent application, both of which expire in 2019, which disclose the methods of use of N-hydroxyguanidine compounds in the treatment of renal failure. We have also filed additional foreign patents applications covering this technology.

Corporate Collaborations and Business Arrangements

Elan.   In February 2007, in connection with our efforts to develop BiDil XR, we entered into a license agreement with Elan. Pursuant to the agreement, Elan granted to us an exclusive worldwide license, for the term of the agreement, to certain know-how, patents and technology, and any improvements to any of the foregoing developed by either party during the term of the agreement.

Pursuant to this license, we have the right to import, use, offer for sale and sell the oral capsule formulation incorporating specified technology referred to in the agreement and containing, as its sole active combination of ingredients, the combination of the active drug substances isosorbide dinitrate and hydralazine hydrochloride, including BiDil XR. In consideration for the grant of the license, we have agreed to pay Elan royalties that are calculated by reference to annual net sales parameters set forth in the agreement. In addition, we have also agreed to pay Elan specified amounts upon the achievement of specified development and commercialization milestone events set forth in the agreement.

The term of the agreement runs in the United States from the effective date of the agreement until the later of (a) the 20th anniversary of the date of the first sale of the product by us or a permitted sublicensee to an unaffiliated third party, which is referred to in the agreement as the first in market sale, or (b) the expiration of the last-to-expire patent for the product listed in the FDA’s “Orange Book.”  Elsewhere in the world, the term will run on a country by country basis from the effective date of the agreement until the later of (a) the 20th anniversary of the date of the first in market sale of the product in the country concerned or (b) the expiration of the life of the last to expire patent included in the Elan intellectual property in that country. Following the expiration of the initial term, the agreement shall continue automatically for rolling 3 year periods thereafter, unless the agreement has been terminated by either of the parties by serving 1 year’s written notice on the other party immediately prior to the end of the initial term or any such additional 3 year period. Either Elan or we may terminate the agreement in the event of a material, uncured breach by the other party, or if the other party goes into liquidation or becomes bankrupt or insolvent. In addition, we may terminate the agreement in the event of a technical failure, which is defined as the inability to achieve a pharmacokinetic profile for the product consistent with that of BiDil administered three times daily (at 6 hour intervals). Elan may terminate the agreement with respect to a particular country in the territory in the event that we do not meet certain obligations set forth in the agreement with respect to such country, provided that Elan must first consult with us and, if applicable, provide us with an opportunity to meet such obligations prior to exercising Elan’s termination rights.

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

Cardinal Health PTC, LLC.   In June 2005, we entered into a three-year exclusive distribution agreement with Cardinal Health for the distribution of BiDil in all formulations. We are obligated to pay Cardinal Health fees for the services provided under the agreement. Pursuant to the terms of the agreement, Cardinal Health has the right of first negotiation for any new pharmaceutical product to be sold by us during the term. The agreement renews automatically unless either party provides written notice of termination at least ninety days prior to the expiration of the then-current term. The agreement may be terminated without cause upon 120-days notice. However, we are obligated to pay certain fees if we exercise this termination right during the initial term of the agreement. The agreement is also terminable upon the occurrence of certain specified events.

Dr. Jay N. Cohn.   In January 1999, as amended in January 2001 and March 2002, we entered into a collaboration and license agreement with Dr. Jay N. Cohn. Under the agreement, Dr. Cohn licensed to us exclusive worldwide royalty-bearing rights to technology and inventions owned or controlled by Dr. Cohn and that relate to BiDil for the treatment of cardiovascular disease. We have made milestone payments and are currently making royalty payments to Dr. Cohn upon sales of BiDil. During the years ended December 31, 2006, and 2005, we incurred royalties to Dr. Cohn in the approximate amounts of $364,000, and $134,000, respectively. The agreement imposes upon us an obligation to use reasonable best efforts to develop and, upon receipt of regulatory approval, manufacture, market and commercialize products based upon the licensed rights. If we fail to meet this obligation, Dr. Cohn has the right to terminate the agreement and the license granted to us under the agreement. Dr. Cohn also has the right to terminate the agreement if we materially breach the agreement and fail to remedy the breach within 30 days. We have the right to terminate the agreement at any time upon 30 days’ prior written notice. Unless earlier terminated, the agreement continues in perpetuity. Pursuant to the agreement, Dr. Cohn was appointed to our then-current scientific advisory board, entered into a consulting agreement with us and was granted an option to purchase 10,000 shares of our common stock.

Boston Scientific.   As part of our strategy to accelerate our product development efforts, in the past we have established collaborations with several large pharmaceutical companies. These collaborations have been designed to provide us with capital and research, development and marketing capabilities. We entered into one such arrangement with Boston Scientific Corporation in the area of nitric oxide-enhancing paclitaxel-coated stents to reduce restenosis. On December 31, 2005, the research term under our agreement with Boston Scientific expired, although certain rights extend beyond this term.

The Brigham and Women’s Hospital.   In August 1992, as amended in November 1996, we entered into a research and license agreement with The Brigham and Women’s Hospital, Inc., which we refer to as BWH. Under the agreement, we sponsored a research program at BWH for a period of approximately two years relating to the diagnostic, therapeutic and prophylactic use of nitric oxide and related compounds. Under the agreement, in exchange for our sponsored research funding, BWH granted us exclusive worldwide royalty-bearing rights to technology and inventions owned at the effective time of, or developed in the course of, the sponsored research program. We were applying the patents, patent applications and other intellectual property rights licensed to us by the BWH in our former nitric oxide-stent program. The agreement imposes on us due diligence obligations with respect to the research, development and commercialization of products based upon the licensed rights. If we fail to meet these obligations, then upon written notice the license will become non-exclusive. BWH has the right to terminate the agreement if we materially breach the agreement and fail to remedy the breach within 60 days.

Boston University.   In June 1993, as amended in July 1997, January 1999, December 2002 and February 2005, we entered into a research and license agreement with the Trustees of Boston University, which we refer to as BU. Under the agreement, we have agreed to sponsor a multi-year research program at BU in the area of nitric oxide-enhancing medicines. Under the agreement, in exchange for our sponsored research funding, BU has granted us exclusive worldwide royalty-bearing rights to technology and inventions owned by BU and/or for the principal investigator named in the research proposal at the effective time of, or developed in the course of, the sponsored research program. We have agreed to pay royalties to BU on all products sold or distributed by us or our affiliates which incorporate or utilize inventions, material or information specified in the agreement. The agreement imposes on us due diligence obligations with respect to the development and commercialization of products based upon the licensed rights. If we fail to meet these obligations, then upon notice by BU, the parties are required to enter into good faith negotiations, and if the parties cannot reach resolution, the license will become non-exclusive without the right to sublicense. BU has the right to terminate the agreement if we materially breach the agreement and fail to remedy the breach within 60 days. We may terminate funding of any sponsored research program on three months’ prior written notice.

FoxKiser.   In connection with our efforts to obtain the approval of BiDil from the FDA, we entered into an agreement with the law firm of FoxKiser LLC, which we refer to as FoxKiser, for services related to the regulatory approval process for BiDil. The agreement provided for payment of legal consulting fees upon receipt of written FDA approval of BiDil. On June 23, 2005, we received written FDA approval of BiDil, and in July 2005, we paid $2.4 million pursuant to the terms of this agreement. In addition, the agreement requires us to pay royalties to FoxKiser on commercial sales of BiDil. The royalty term ends six months after the date of market introduction of an FDA-approved generic version of BiDil. During the third quarter of 2005, we entered into a separate consulting agreement with FoxKiser following the approval by the FDA of BiDil, which ceased to be effective during the third quarter of 2006. During the years ended December 31, 2006, 2005 and 2004, we recorded charges of $0.9 million, $1.6 million, and $1.9 million, respectively, pertaining to the legal consulting fees related to these agreements. During the years ended December 31, 2006, and 2005, we incurred royalties to FoxKiser in the approximate amounts of $364,000, and $134,000, respectively.

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

Trademarks, Trade Secrets and Other Proprietary Information

We own the following U.S. trademarks:

•       BiDil;

•       NitroMed; and

•       NitroMed “N” logo.

We have also filed applications for BiDil XR, NitroMed Cares, More Life to Live and HeartHealthHeritage. In addition, we depend upon trade secrets, know-how and continuing technological improvements to develop and maintain our competitive position. To maintain the confidentiality of trade secrets and proprietary information, we require our employees, scientific advisors, consultants and collaborators, upon commencement of a relationship with us, to execute confidentiality agreements and, in the case of parties other than our research and development collaborators, to agree to assign their inventions to us. These agreements are designed to protect our proprietary information and to grant us ownership of technologies that are developed in connection with their relationship with us. These agreements may not, however, provide protection for our trade secrets in the event of unauthorized disclosure of such information.

Competition

We face intense competition from a wide range of pharmaceutical and life science companies, as well as academic and research institutions and government agencies. These competitors include organizations that are pursuing the same or similar technologies to those which constitute our technology platform and organizations that are developing and commercializing pharmaceutical products that may be competitive with BiDil and BiDil XR.

We believe that competition for BiDil and BiDil XR, if it is successfully developed, will initially come from companies currently marketing and selling therapeutics to treat heart failure in the general population. These competitors include GlaxoSmithKline, plc, Merck & Co., Inc., Pfizer Inc. and AstraZeneca plc.

We compete with these companies on the basis of BiDil’s strong label and documented efficacy and cost-effectiveness, our intellectual property portfolio and the expertise of our marketing and sales personnel. Principal competitive factors in our industry include:

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

Government Regulation and Reimbursement

FDA Requirements for New Drug Compounds

The research, testing, manufacture, import, export and marketing of drug products (including their components) are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, labeling, promotion, sampling, marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to a variety of enforcement actions, including:

•       product seizures;

•       voluntary or mandatory product recalls;

•       voluntary or mandatory patient or physician notification;

•       withdrawal of product approvals;

•       clinical holds;

•       restrictions on, or prohibitions against, marketing our products;

•       warning letters from the FDA;

•       fines;

•       restrictions on importation of our products;

•       total or partial suspension of our operations;

•       injunctions;

•       debarment;

•       civil penalties or criminal prosecution; and

•       suspension of review by the FDA or refusal by the FDA to approve pending applications.

The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include pre-clinical laboratory tests, animal tests and formulation studies under the FDA’s good laboratory practice regulations, or GLP, the submission to the FDA of a notice of claimed investigational exemption or an investigational new drug application, or IND, which must become effective before clinical testing may commence, adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication for which FDA approval is sought, submission to the FDA of a new drug application, or NDA, satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements and FDA review and approval of the NDA. Satisfaction of FDA pre-market approval requirements typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of potential product candidates for a considerable period of time and impose costly procedures upon a manufacturer’s activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product, including new safety risks, may result in restrictions on the product or even complete withdrawal of the product from the market.

Pre-clinical tests include laboratory evaluation of product chemistry and formulation, as well as animal trials to assess the potential safety and efficacy of the product. The conduct of the pre-clinical tests and formulation of compounds for testing must comply with federal regulations and requirements. Preclinical testing may not be completed successfully within any specified time period, if at all, and successful completion of pre-clinical trials does not assure success in clinical (human) trials. The results of pre-clinical testing are submitted to the FDA as part of an IND.

A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not commented on or questioned the IND within this 30-day period, clinical trials may begin. If the FDA has comments or questions relating to the proposed clinical trials outlined in the IND, the questions must be answered to the satisfaction of the FDA before initial clinical testing can begin. In addition, the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND process can result in substantial delay and expense.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations and requirements, under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. subjects must be submitted to the FDA as part of the IND. The study protocol and informed consent form for patients in clinical trials must be submitted to institutional review boards, or IRBs, for approval.

Clinical trials to support an NDA for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess safety, including side effects associated with increasing doses, metabolism, pharmacokinetics and pharmacological actions. Phase II usually involves trials in a limited patient population, to determine dosage tolerance and optimum dosage, identify possible adverse effects and safety risks, and provide preliminary support for the efficacy of the drug in the indication being studied.

If a compound demonstrates evidence of effectiveness and an acceptable safety profile in phase II evaluations, phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population, typically at geographically dispersed clinical trial sites. Phase I, phase II or phase III testing of any product candidate may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the United States and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. The FDA, an IRB, or a clinical trial sponsor may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request additional clinical trials be conducted as a condition to product approval.

After successful completion of the required clinical testing, generally an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of extensive pre-clinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of NDAs are additionally subject to substantial application user fees, currently approximately $900,000, and the manufacturer and/or sponsor under an approved application are also subject to annual product and establishment user fees, currently approximately $50,000 per product and $300,000 per establishment. Additional user fees exceeding $400,000 apply for NDA supplements containing clinical data. These fees are typically increased annually.

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

If the FDA’s evaluations of the NDA and inspection of the manufacturing facilities are favorable, the FDA may issue an approval letter, or, in some cases, an approvable letter. An approvable letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require post-approval commitments, including testing and surveillance to monitor the drug’s safety or efficacy, and may also impose other conditions, including labeling restrictions which can materially impact the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. On July 20, 2004, the FDA issued a proposed rule that would replace not approvable and approvable letters with complete response letters. Complete response letters would describe all specific deficiencies in an NDA but would not characterize the application as approvable or not.

Once the NDA is approved, a product will be subject to certain post-approval requirements, including requirements for adverse event reporting and submission of periodic reports and/or supplemental NDAs for approval of changes to the originally approved prescribing information, product formulation, and manufacturing and testing requirements. Following approval, drug products are required to be manufactured and tested for compliance with NDA and/or compendial specifications prior to release for commercial distribution. The manufacture and testing must be performed in approved manufacturing and testing sites complying with current Good Manufacturing Practice, or cGMP, requirements and subject to FDA inspection authority. Drug manufacturers and their subcontractors are required to register their facilities with the FDA and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMPs. Accordingly, after approval manufacturers must continue to expend time, money and effort in the area of production and quality control, and employee training, to maintain compliance with cGMPs and other aspects of regulatory compliance.

The FDA strictly regulates the promotional claims that may be made about prescription drug products. Approved drug products must be promoted in a manner which is consistent with their terms and conditions of approval. In particular, a drug may not be promoted for uses that are not approved by the FDA as reflected in the drug’s approved labeling. Moreover, the Department of Justice can bring civil or criminal actions against companies that promote drugs for unapproved uses, based on the False Claims Act and other federal laws governing reimbursement for drugs under the Medicare, Medicaid and other federally supported healthcare programs. Monetary penalties in such cases have often been in excess of $100 million. Civil penalties can include costly mandatory compliance programs and exclusion from federal healthcare programs. In addition, the FDA requires substantiation of any claims of superiority of one product over another including, in many cases, requirements that such claims be proven by adequate and well-controlled head-to-head clinical trials. To the extent that market acceptance of our product candidates may depend on their superiority over existing therapies, any restriction on our ability to advertise or otherwise promote claims of superiority, or requirements to conduct additional expensive clinical trials to provide proof of such claims, could negatively affect the sales of our products and/or our expenses.

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

Once an NDA is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an abbreviated NDA, or ANDA. An approved ANDA provides for marketing of a drug product that has the same active ingredients in the same strength, dosage form and route of administration as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. There is no requirement, other than the requirement for bioequivalence testing, for an abbreviated NDA applicant to conduct or submit results of pre-clinical or clinical tests to prove the safety or efficacy of its drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, are listed as such by the FDA, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or combination, or for a new use, if the FDA deems that the approval of the drug was required to be supported by new clinical trials that were conducted by or for the sponsor. During this three-year period, the FDA cannot grant final approval of an ANDA based on that listed drug. Federal law also provides a period of five years following approval of a drug containing no previously approved active ingredients, during which ANDAs for generic versions of those drugs cannot be submitted unless the submission accompanies a challenge to a listed patent, in which case the submission may be made four years following the original product approval. Additionally, in the event that the sponsor of the listed drug has properly informed the FDA of patents covering its listed drug, applicants submitting an ANDA referencing that drug are required to certify whether they intend to market their generic products prior to expiration of those patents. If an ANDA applicant certifies that it believes all listed patents are invalid or not infringed, it is required to provide notice of its filing to the NDA sponsor and the patent holder. If the patent holder then initiates a suit for patent infringement against the ANDA sponsor within 45 days of receipt of the notice, the FDA cannot grant effective approval of the ANDA until either 30 months has passed or there has been a court decision holding that the patents in question are invalid, unenforceable or not infringed. If the ANDA applicant certifies that it does not intend to market its generic product before some or all listed patents on the listed drug expire, then the FDA cannot grant effective approval of the ANDA until those patents expire. The first abbreviated new drug applicant(s) submitting substantially complete applications certifying that one or more listed patents for a particular product are invalid or not infringed may qualify for a period of 180 days against other generics after a final court decision of invalidity or non-infringement or after it begins marketing its product, whichever occurs first, during which subsequently submitted ANDAs cannot be granted effective approval.

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

Foreign Regulation of New Drug Compounds

Approval of a drug product by comparable regulatory authorities will be necessary in all or most foreign countries prior to the commencement of marketing of the product in those countries, whether or not FDA approval has been obtained. The approval procedure varies among countries and can involve requirements for additional testing. The time required may differ from that required for FDA approval. Although there are some procedures for unified filings in the European Union, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed.

In Europe, marketing authorizations may be submitted either under a centralized or decentralized procedure. The centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization which is valid in all European Union member states. The decentralized procedure is a mutual recognition procedure that is available at the request of the applicant for medicinal products which are not subject to the centralized procedure. We will strive to choose the appropriate route of European regulatory filing to accomplish the most rapid regulatory approvals. However, our chosen regulatory strategy may not secure regulatory approvals on a timely basis or at all.

Hazardous Materials

Our previous research and development processes involved the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We do not expect the cost of complying with these laws and regulations to be material.

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

Employees

As of December 31, 2006, we had 50 full-time employees, 23 of whom were engaged in sales and marketing and 27 of whom were engaged in management, administration, finance, and research and development. Our success depends in part on our ability to recruit and retain talented and trained scientific personnel and senior management. We have been successful to date in obtaining and retaining such personnel, but may not be successful in the future. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

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

Significant Customers

In 2006, McKesson Corporation, Cardinal Health and AmerisourceBergen Corporation accounted for approximately 34%, 36% and 18%, respectively, of our product sales. In 2005, McKesson, Cardinal Health and AmerisourceBergen accounted for approximately 44%, 21% and 14%, respectively, of our product sales. We received no research and development revenue in 2006. In 2005, Boston Scientific accounted for 100% of our research and development revenues and in 2004, a prior collaborator, Merck Frosst Canada & Co., a subsididary of Merck & Co., Inc., accounted for 90% of our research and development revenue. No other company accounted for more than 10% of our total revenues in fiscal 2006, 2005 or 2004.

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

Available Information

Our internet website address is http://www.nitromed.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, proxy and registration statements, and all of our insider Section 16 reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. These SEC reports can be accessed through the “Investors” section of our website. We also make available on our website our corporate governance guidelines, the charters for our audit committee, compensation committee, and nominating and corporate governance committee, our stock option granting policies and our code of business conduct and ethics, and such information is available in print to any stockholder of NitroMed who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the NASDAQ Global Market. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

In order for us to successfully commercialize BiDil, we must maintain our market presence of BiDil in the near term and must build a sufficient commercial foundation from which to launch BiDil XR in the future. If we fail to sustain market awareness of BiDil, our near-term ability to generate product revenue, our reputation and our ability to raise additional capital will be materially impaired, and the value of our stock will decline.

Poor performance by our restructured sales force, or difficulties arising from the restructuring of our sales organization, could prevent us from achieving the results we need to maintain market presence of BiDil.

In October 2006, we initiated a restructuring program that included a reduction of our sales force and administrative headcount. As part of the restructuring program, we eliminated our existing sales force and replaced it with a small team of highly experienced senior cardiovascular specialists, resulting in a net reduction of approximately 120 in sales force headcount. In addition, we also eliminated approximately 20% of our general and administrative personnel in connection with this restructuring program. Our restructured sales force is expected to be comprised initially of a director of managed markets, six national account directors, two area business directors and twenty-one cardiovascular business managers. Our near-term revenue for BiDil will depend significantly upon the efforts and success of our restructured sales organization.

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

The success of our revised selling strategy will also depend on our ability to recruit the caliber of representatives necessary to implement our new strategy. Since launching BiDil, we have reduced our sales force representation from 195 to the current plan of 21 through various territory realignments and restructurings, which could significantly limit our ability to successfully recruit and retain highly qualified sales representatives. In addition, we are seeking sales representatives with a very high level of technical, selling and institutional experience to fill our newly created cardiovascular business manager positions. These are highly specialized skills and we may not be able to hire sales representatives who meet these qualifications. Any delay in our ability to recruit the required number of individuals to cover our revised sales territories, or any failure to attract and retain qualified personnel, could significantly delay or hinder the success of our revised selling strategy.

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

As part of our October 2006 restructuring, we revised our marketing strategy to reduce the level of our direct face-to-face marketing efforts and adopted a more centralized approach to marketing that will involve various non-personal methods of contacting current and potential prescribers. The direct marketing efforts in which we will continue to engage through our small, specialized sales team will be focused on national thought leaders, regional heart failure specialists and key institutions in major metropolitan centers that treat, and influence the treatment of, large numbers of African Americans who have been diagnosed with heart failure. Our approach is to educate those thought leaders and institutions on the value of BiDil, and then leverage their influence to impact the broader base of prescribers. If we are unable to convince these thought leaders and institutions that BiDil is safe, effective and medically necessary, we will be unsuccessful in our marketing approach. In addition, even if we are successful in gaining acceptance of BiDil with these key targets, these thought leaders and institutions may not be willing or able to influence the prescribing activity of other physicians, or to do so within a timeframe that will impact BiDil prescriptions in the near term. Furthermore, our indirect marketing efforts may not be successful in maintaining market awareness of BiDil with current and potential prescribers.

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

Even after reimbursement at an agreed level is approved by a third-party payer, we may lose that reimbursement entirely, or we may lose the similar or better reimbursement we receive compared to competitive products. As reimbursement is often approved for a period of time, this risk is greater at the end of the time period, if any, for which the reimbursement was approved. In addition, legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of BiDil. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for BiDil may cause our revenues to decline. Any failure by us to obtain reimbursement for BiDil, or to secure a preferred form of reimbursement that reduces costs to patients, may negatively impact market acceptance of BiDil and adversely affect our ability to generate revenues from sales.

Many private insurers, and many of the Medicare Part D plans that cover BiDil, cover the product at the Tier III level. Tier level is a term generally used to denote the level of reimbursement and, consequently, the level of patient co-pay, for a product that is approved by a third-party payor. At Tier III, patient co-pays are at a significantly higher level than they would be at Tier II, ranging from approximately $30.00 to $50.00 per prescription. Tier II reimbursement denotes a preferential level of reimbursement at which patient co-pays range from approximately $15.00 to $30.00 per prescription. We may not be able to obtain reimbursement coverage for BiDil from many private insurers or Medicare Part D plans or, even if we obtain such coverage, we may not be able to obtain preferential reimbursement treatment. Any failure by us to secure such coverage, or to secure it at preferential levels, would have a substantially negative effect on sales of BiDil, market acceptance of BiDil would be negatively impacted and our ability to generate revenues from sales would be significantly impaired. Although we have been added to preferred formularies covering approximately 50% of insured African Americans over the age of 45, we have not achieved preferential reimbursement on all plans. Furthermore, we cannot know if BiDil will continue to be listed on any of these plans at a preferential reimbursement level, if at all. In addition, although preferential reimbursement for BiDil removes a financial barrier to accessing the product, it does not require or guarantee that physicians will prescribe the drug. Accordingly, we cannot assess the impact that the current listing of BiDil on any given plan will have on our future revenues, if any.

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

BiDil is a fixed-dosed combination of two individual components, both of which are available in generic form and are separately marketed (isosorbide dinitrate for angina and hydralazine hydrochloride for hypertension), in dosages similar to those we include in BiDil, at prices substantially below the prices we are charging for BiDil. While neither of these two generic drugs is approved for the treatment of heart failure, as a practical matter it may be impossible for us to prevent physicians from prescribing a combination of these two, lower cost generic drugs as a substitute for prescribing BiDil. If substantial numbers of physicians prescribe the combination of these two generic drugs, rather than BiDil, we could fail to achieve the sales of BiDil necessary for successful commercialization which would severely limit our ability to generate revenue from the sales of BiDil. Our ability to generate revenue could also be limited if:

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

We have used and will continue to require substantial funds to manufacture, market and sell BiDil during 2007 and beyond. We also expect to incur additional expenses relating to the ongoing development of BiDil XR, which is currently commencing clinical development. We believe that our existing sources of liquidity and cash expected to be generated from future operations will be sufficient to fund the current business plan for at least the next twelve months.

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

We will require additional funding in the future and may seek to do so through collaborative co-promotion arrangements and/or public or private financings. Additional financing may not be available to us on acceptable terms, if at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be compelled to significantly curtail our marketing efforts for BiDil and/or our development efforts with respect to BiDil XR. We may also be compelled to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products.

We do not have the internal technology to successfully develop BiDil XR and our success will depend on our ability to co-develop such technology with a collaborative partner.

Although we intend to pursue the development of BiDil XR as expeditiously as possible, we do not currently have the internal technology to pursue this development on our own. The technology underlying extended release formulations of pharmaceutical products is highly proprietary and would take years and the expenditure of significant amounts of capital for us to develop. We have entered into a license agreement with Elan, pursuant to which we have licensed proprietary extended release technology which we believe is compatible for use with BiDil. We have done extensive preclinical development with Elan, but we cannot be sure that our development efforts will result in a successful extended release formulation of BiDil.

We cannot be certain that clinical testing of BiDil XR will be successful, nor can we be certain that we will be able to obtain regulatory approval for BiDil XR.

We cannot predict whether the results of any clinical studies conducted with respect to BiDil XR will be successful. Furthermore, we cannot predict the number or the type of clinical trials that will be necessary to adequately support a marketing application for BiDil XR, nor can we predict the amount of time that will be required in order to complete those clinical trials. The fact that BiDil is a combination of two active ingredients (isosorbide dinitrate and hydralazine hydrochloride) may further complicate the development of the extended release formulation. Depending on the results of initial clinical studies, additional testing with alternate formulations of BiDil XR may also be required. If these studies and testing are not successful, we will incur increased costs and the filing for marketing approval of BiDil XR with the FDA and other health authorities will be significantly delayed. We could also experience delays or failures in clinical trials for a number of other reasons. For example:

•       the results from early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials;

•       we may encounter difficulties or delays in manufacturing sufficient quantities of BiDil XR used in any clinical trials;

•       the timing and completion of clinical trials of BiDil XR depend on, among other factors, the number of patients we will be required to enroll in the clinical trials and the rate at which those patients are enrolled and any increase in the required number of patients, decrease in recruitment rates or difficulties retaining study participants may result in increased costs, program delays or program termination;

•       BiDil XR may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit its commercial use;

•       we, along with our collaborators and subcontractors, may not employ, in any capacity, persons who have been debarred under the FDA’s Application Integrity Policy. Employment of such a debarred person (even if inadvertently) may result in delays in FDA’s review or approval of our products, or the rejection of data developed with the involvement of such person(s); and

•       institutional review boards or regulators, including the FDA, or our collaborators may hold, suspend or terminate our clinical research or the clinical trials of BiDil XR for various reasons, including failure to achieve established success criteria, noncompliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks.

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

We do not have manufacturing capabilities for BiDil XR and have no current plans to develop any such capacity in the future. In order to continue to develop BiDil XR, apply for regulatory approvals and commercialize this product, we plan to rely on our collaborative licensor, Elan, for the production of clinical and commercial quantities of BiDil XR. Although we are in the process of negotiating a manufacturing and supply agreement with Elan, we may not be able to finalize an agreement on commercially favorable terms, if at all. In addition, contract manufacturers are subject to ongoing periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with current Good Manufacturing Practices, or cGMP, and other governmental regulations and corresponding foreign standards. The cGMP requirements govern, among other things, quality control of the manufacturing process and documentation of policies and procedures. Other than through contract, we do not have control over compliance by our contract manufacturers with these regulations and standards. Our present or future contract manufacturers may not be able to comply with cGMP and other FDA requirements or similar regulatory requirements outside the United States. Any failure by our contract manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidate, delays, suspension or withdrawal of approvals, seizures or recalls of such product candidate, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect our business. We will depend upon these third parties to perform their obligations in a timely manner and in accordance with applicable laws and regulations, including those related to quality control and quality assurance. To the extent that third-party manufacturers with whom we contract fail to perform their obligations in accordance with applicable laws and regulations, we may be adversely affected in a number of ways, including:

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

At the end of the first quarter of 2006, we scaled back our research and development staff in a restructuring of our company and have limited our internal research and development activities to the continued development of BiDil XR. We are currently seeking out-licensing and collaboration opportunities for our other potential product candidates based on our proprietary nitric oxide technology, including NMI-3377, a pre-clinical cardio-renal compound. The application of our proprietary nitric oxide technology is unproven in humans and, as a result, we may not be able to successfully out-license any products based on this technology. Our product candidates include nitric oxide enhancements of existing drugs; in these cases, we are modifying compounds whose chemical and pharmacological profiles are well-documented and understood. Many of our potential product candidates, however, are new molecules with chemical and pharmacological profiles that differ from that of the existing drugs. These compounds may not demonstrate in patients the chemical and pharmacological properties shown in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. In addition, it is possible that existing drugs or newly-discovered drugs may not benefit from the application of our nitric oxide technology. We may not be able to secure out-licensing or collaboration partners for these potential product candidates. Even if we are successful in entering into out-licensing or collaborative arrangements with respect to our potential product candidates, we have no assurance that we will be able to secure such arrangements on terms completely favorable to us. If our out-licensing or collaboration arrangements include unfavorable financial terms, our ability to generate revenue from our technology portfolio will be severely limited.

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

•       future reductions in marketing or sales efforts or a discontinuation of marketing or sales of our products by our licensing partners or collaborators would reduce our revenues, which would be based on a percentage of net sales by the partner or collaborator;

•       our future licensing partners or collaborators may terminate their agreements with us, which could make it difficult for us to attract new partners or collaborators or adversely affect how we are perceived in the business and financial communities; and

•       our future licensing partners or collaborators may pursue higher-priority programs or change the focus of their development programs, which could affect a partner’s or collaborator’s commitment to us.

As a result of the foregoing factors, our potential strategic partners or collaborators may not be successful in developing and commercializing any products based on our proprietary nitric oxide technology. Any failure of such potential partners or collaborators at any stage of the development or commercialization process with respect to our potential product candidates would significantly reduce the possibility that we would realize any future revenue from our technology portfolio.

Because we have a history of losses and our future profitability is uncertain, an investment in our common stock is highly speculative.

We have experienced significant operating losses since our inception in 1992. For the year ended December 31, 2006, we had a net loss of $71.3 million. As of December 31, 2006, we had an accumulated deficit of $313.8 million. We expect that we will continue to incur substantial losses and that our cumulative losses will increase as our commercialization efforts continue. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial.

A large portion of our expenses is fixed, including expenses related to facilities, equipment and personnel. We have spent significant amounts to launch our first product, BiDil, and we expect to incur significant operating expenses in connection with our ongoing commercialization activities related to BiDil. We received approval for BiDil from the FDA on June 23, 2005, and launched commercial sales of BiDil in July 2005. We have also spent significant amounts to fund research, development and commercialization of our product candidates and to enhance our core technologies. Currently, our research and development activities are limited to the continued development of BiDil XR. We are not engaging in any internal research and development activities with respect to other potential product candidates and, therefore, do not expect to incur substantial research and development expenses in the near term. Although we currently estimate that our operating expenses will decrease in fiscal year 2007, we will still need to generate significant revenue to achieve profitability. We are currently unable to estimate the level of revenues that we will realize from the commercialization of BiDil. We are therefore unable to estimate when we will achieve profitability, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital or continue our operations.

Our BiDil product revenues have been and will continue to be subject to considerable variation due to the significant reduction in our direct sales force, volatility in prescription volume, the manner in which we account for product sales considering product returns rates, level of discounts incurred, the level of purchases by individual customers and other matters related to the commercialization of this product. We have experienced and are likely to continue to experience significant revenue deferrals and product returns, as well as additional charges and expenses associated with stocking incentives, rebates, discounts, and other promotional incentives, and other matters related to the commercialization of this product. Significant inventory adjustments may also occur due to sales forecast variances or other factors. Any deferrals, returns or adjustments that negatively impact revenue, or our failure, for this or any other reason, to generate significant near-term revenue growth, would reduce our stock price and adversely affect our ability to raise capital.

If the third-party manufacturer of BiDil encounters delays or difficulties in production, we may not be able to meet demand for the product and we may lose potential revenue, which could cause the price of our common stock to decline.

We do not manufacture BiDil and have no plans to do so. We engaged Schwarz Pharma under a five-year exclusive manufacturing and supply agreement solely for the three times daily immediate release dosage formulation of BiDil. Under the supply agreement, we have the right to engage a backup manufacturer but do not currently have any backup manufacturing agreement in place. The terms of the supply agreement provide that it may be terminated by either us or Schwarz Pharma under specified circumstances, including a material breach of the supply agreement by either party, the occurrence of a payment default by us, our material impairment of the manufacturing licenses we have granted to Schwarz Pharma or a failure of Schwarz Pharma to supply conforming products. In addition, either party may terminate the supply agreement in the event the FDA takes any action, the result of which is to permanently prohibit the manufacture, sale or use of the product.

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

We are currently seeking out-licensing and collaboration opportunities for our potential product candidates based on our proprietary nitric oxide technology, including NMI-3377, a pre-clinical cardio-renal compound. Our partners will not be able to market any of our potential nitric-oxide based product candidates in the United States without marketing approval from the FDA. The process of obtaining FDA approval of pharmaceutical products is costly, complex and time consuming. Any new pharmaceutical product must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process mandated by the FDA. Such regulatory review includes the determination of manufacturing capability and product performance. The drug approval process is affected by such factors as:

•       the severity of the disease;

•       the quality of the regulatory submission;

•       the drug’s clinical efficacy and safety;

•       the strength of the chemistry and manufacturing control of the process;

•       the manufacturing facility’s compliance with cGMP requirements and other applicable regulatory requirements;

•       the availability of alternative treatments;

•       the risks and benefits demonstrated in clinical trials; and

•       the patent status and marketing exclusivity rights of certain innovative products.

The regulatory process to obtain market approval for a new drug takes many years and requires substantial expenditures. There can be no assurance that our strategic partners will be successful in obtaining FDA approval for our potential nitric-oxide based product candidates. If our strategic partners do not receive the required regulatory approval or clearance to market any of our potential product candidates, these partners will not be able to develop and commercialize these product candidates, which will significantly impair our ability to realize revenue from these product candidates and which will likely affect our ability to achieve profitability and cause the market price of our common stock to substantially decline.

We or our potential strategic collaborators may not be able to obtain the necessary regulatory approvals in order to market and sell BiDil, or our product candidates, in foreign countries.

Our marketing approval for BiDil is limited to the United States. Until we or our potential strategic collaborators obtain the required regulatory approvals for BiDil or any potential product candidates in any specific foreign country, neither we nor our collaborators will be able to sell these products in that country. International regulatory authorities have imposed numerous and varying regulatory requirements, and the approval procedures could involve testing in addition to that required by the FDA. Furthermore, approval by one regulatory authority does not ensure approval by any other regulatory authority. In addition, if we enter into collaborative partnerships in order to obtain foreign regulatory approval for BiDil or any of our product candidates, we may be dependent upon these collaborators to conduct clinical or other testing and to obtain such regulatory approvals. We or our collaborators may not be able to obtain final regulatory approvals for BiDil or for any of our other potential product candidates in foreign countries. Any failure to obtain the necessary governmental approvals or failure to obtain approvals of the scope requested could delay, or even preclude, us or our licensees or other collaborators from marketing BiDil or our product candidates, or limit the commercial use of BiDil or our product candidates in these foreign jurisdictions. Alternatively, foreign regulatory approvals may entail limitations on the indicated uses of BiDil or our product candidates and impose labeling requirements which may also adversely impact our ability to market BiDil or our product candidates.

Even if we or our strategic partners obtain regulatory approvals, our marketed products, including BiDil, will be subject to ongoing regulatory review and oversight. If we, or our strategic partners, fail to comply with continuing United States and foreign regulations, we could lose our approvals to market BiDil, our strategic partners could lose approvals to market our out-licensed products based on our proprietary nitric oxide technology, and our business would be seriously harmed.

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

For example, because BiDil is specifically approved for use by self-identified black patients, we may not promote BiDil for use in other patient populations. We must submit copies of our advertisements and promotional labeling for BiDil, including, for example, professional journal advertisements, website pages, professional direct mailers, direct-to-consumer advertisements, convention booth panels and handouts, to the FDA at the time of initial publication or dissemination. If the FDA believes these materials or statements made by our sales representatives or other company officials promote our products for unapproved indications, the FDA could allege that our promotional activities misbrand our products. Specifically, the FDA could issue an untitled letter or warning letter, which requests, among other things, that we cease such promotional activities, including disseminating the advertisements and promotional labeling, and that we issue corrective advertisements and labeling, including sending letters to healthcare providers. The FDA also could take enforcement action including seizure of allegedly misbranded product, injunction or criminal prosecution against us and our officers or employees. If we repeatedly or deliberately fail to submit such advertisements and labeling to the agency, the FDA could withdraw our approvals. The FDA also monitors manufacturers’ support of continuing medical education, or CME, programs where the programs involve the manufacturers’ or a competitor’s products to ensure that manufacturers do not influence the CME content as a means of promoting their products for off-label uses. In addition, the Department of Justice enforces laws prohibiting kickbacks to healthcare providers and false claims in connection with government-funded reimbursement programs for drug purchases, such as Medicare and Medicaid, and any off-label marketing of BiDil could subject us to civil or criminal prosecution, for which the government could seek to recover substantial monetary penalties, the imposition of restrictions on our marketing activities, and the exclusion of BiDil from eligibility for government reimbursement programs.

In addition, the manufacturer and the manufacturing facilities we use to produce BiDil, or that our potential strategic partners may use to produce product candidates based on our nitric oxide technology, are subject to periodic review and inspection by the FDA. We or our potential strategic partners are required to report any serious and unexpected adverse experiences and certain quality problems with BiDil or the respective product candidate and make other periodic reports to the FDA. The discovery of any previously unknown problems with a product, manufacturer or facility may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior FDA approval before the product as modified may be marketed. If we or our potential strategic partners fail to comply with applicable continuing regulatory requirements, we or our potential strategic partners may be subject to fines, untitled letters, warning letters, civil penalties, suspension or withdrawal of regulatory approvals, product recalls and seizures, injunctions, operating restrictions and/or criminal prosecutions and penalties.

If we, our third-party manufacturers or our service providers fail to comply with applicable laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to develop, market and sell BiDil, or any potential product candidates, and harm our reputation.

If we or our third-party manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we or they could be subject to enforcement actions which could affect our ability to develop, market and sell BiDil, or any potential product candidates, successfully and could harm our reputation and lead to lower acceptance of BiDil, or any potential product candidates, by the market. These enforcement actions include:

•       product seizures;

•       voluntary or mandatory recalls;

•       patient or physician notifications, including letters to healthcare professionals and corrective advertising;

•       withdrawal of product approvals;

•       restrictions on, or prohibitions against, marketing our products;

•       operating restrictions;

•       fines;

•       restrictions on importation or exportation of our products;

•       injunctions;

•       debarments;

•       civil and criminal penalties; and

•       suspension of review of, or refusal to approve, pending applications.

If the clinical trials for any product candidates our strategic partners advance into clinical testing are not successful, these partners may not be able to successfully develop and commercialize our potential product candidates.

In order to obtain regulatory approvals for the commercial sale of product candidates that we out-license, our collaborators will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our product candidates. Our strategic partners may not be able to obtain authority from the FDA or other regulatory agencies to commence or complete these clinical trials. Even if permitted, such clinical testing may not prove that our product candidates are sufficiently safe and effective to permit our strategic partners to obtain marketing approvals from regulatory authorities. Moreover, positive results demonstrated in pre-clinical studies and early clinical trials that our strategic partners complete may not be indicative of results obtained in future clinical trials. Furthermore, our collaborators, institutional review boards or regulatory agencies may suspend, hold or terminate clinical trials at any time for various reasons, including failure to achieve established success criteria, noncompliance with regulatory requirements or if it is believed that the patients participating in such trials are being exposed to unacceptable health risks. Adverse or inconclusive clinical trial results concerning any of our product candidates could require our strategic partners to conduct additional clinical trials, result in increased costs and significantly delay the filing for marketing approval for those product candidates with the FDA, result in a filing for a narrower indication than was originally sought or result in a decision to discontinue development of those product candidates.

The successful completion of our strategic partners’ clinical trials will depend on, among other things, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the clinical protocol, the availability of alternative treatments, the proximity of patients to clinical sites and the eligibility criteria for the study. Our strategic partners may be unable to enroll the number of patients we need to complete a trial on a timely basis, if at all. Moreover, delays in planned patient enrollment for clinical trials may cause our strategic partners to incur increased costs and delay commercialization. Because we will need to rely on third parties for the development of our product candidates, we will have less control over the timing and other aspects of these clinical trials than if we conducted them on our own. These third parties may not complete activities on schedule, or may not conduct clinical trials in accordance with regulatory requirements or the trial design.

As a result of these factors, third parties on whom we rely may not successfully begin or complete clinical trials on our potential product candidates in a timely manner, if at all. Moreover, if our strategic partners do not successfully develop, obtain the necessary regulatory approvals for, and commercialize our products, our future revenues may be materially impaired.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. Such estimates and judgments include revenue recognition, product returns, the carrying value of our accounts receivable, inventory and property and equipment, our estimates of accrued expenses and liabilities and our estimates of the fair value of equity instruments granted or sold by us. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, or the assumptions underlying them, may prove to be incorrect. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements. For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates” below.

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

A third party may sue us or our potential strategic partners for infringing on its patent rights. Likewise, we or our potential strategic partners may need to resort to litigation to enforce a patent issued to us or to determine the scope and validity of third-party proprietary rights. The cost to us or our potential strategic partners of any litigation or other proceedings relating to intellectual property rights, even if resolved in our or our partner’s favor, could be substantial, and the litigation would divert management efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, our strategy of providing nitric oxide-enhancing versions of existing products could lead to more patent litigation due to the fact that the markets for these existing products are very large and competitive. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations. For example, we have filed an opposition in the European Patent Office, or EPO, to revoke NicOx S.A.’s European Patent No. 904 110, which we refer to as EP ’110. This patent is directed to the use of organic compounds containing a nitrate group or inorganic compounds containing a nitric oxide group to reduce the toxicity caused by certain drugs, including non-steroidal anti-inflammatory drugs. The basis for our opposition, in part, is that the claims in EP ’110 are anticipated and therefore invalid if they are construed to cover a single compound chemically linked to a nitrate moiety. While we believe that the claims in EP ’110 will be invalidated, or be narrowed, we cannot predict with certainty the outcome of the opposition. If the EPO finds that there are valid claims in EP ’110 that cover compounds chemically linked to nitrates, we may be adversely affected in our ability to market our product candidates for reducing gastrointestinal toxicity without first obtaining a license from NicOx, which may not be available on favorable terms, if at all.

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

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other biopharmaceutical companies, has been and may continue to be highly volatile. During the period from January 1, 2005 to December 31, 2006, our stock price has ranged from a low of $2.04 per share (on October 13, 2006) to a high of $27.99 per share (on February 2, 2005). The following factors, among others, may affect the price of our common stock:

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

As of March 1, 2007, our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 41% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 1, 2007, there were 37,259,870 shares of common stock outstanding. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

On February 23, 2007, we entered into a lease for 19,815 square feet of office space at a facility located at 45-55 Hayden Avenue in Lexington, Massachusetts. The initial term of the lease is for sixty-six months. We are in the process of negotiating an assignment of our lease related to approximately 52,000 square feet of laboratory and office space in our current location in Lexington, Massachusetts. We believe that our new facility is adequate for our needs for the foreseeable future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

ITEM 3.                LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of our company, through solicitations of proxies or otherwise, during the quarter ended December 31, 2006.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on NitroMed’s Common Stock and Related Stockholder Matters; Recent Sales of Unregistered Securities.

Market Price and Dividends

Our common stock is traded on the NASDAQ National Market under the symbol “NTMD”. The following table sets forth the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated.

	Common stock price
	High	Low
Fiscal year ended December 31, 2006
First quarter	$14.90	$7.51
Second quarter	$8.86	$3.59
Third quarter	$4.90	$2.38
Fourth quarter	$3.20	$2.04
Fiscal year ended December 31, 2005
First quarter	$27.99	$16.54
Second quarter	$21.09	$13.80
Third quarter	$24.45	$17.10
Fourth quarter	$22.61	$13.24

On March 1, 2007, the reported last sale price of our common stock on the NASDAQ Global Market was $3.59 per share, and we had approximately 60 holders of record of our common stock. This number does not include shareholders for whom shares are held in a “nominee” or “street” name.

We have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors.

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On January 30, 2006, we completed a direct offering of shares of our common stock previously registered under our effective shelf registration statement, which was filed with the Securities and Exchange Commission, or SEC, in August 2005. Pursuant to this offering, we sold approximately 6.1 million shares of our common stock to selected institutional investors at a price of $10.25 per share. Proceeds to us from this registered direct offering, net of offering expenses and placement agency fees, totaled $58.5 million.

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

On November 10, 2003, we completed an initial public offering of 6,000,000 shares of our common stock at a price to the public of $11.00 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-108104), which was declared effective by the SEC on November 5, 2003. Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Pacific Growth Equities were the managing underwriters of the initial public offering. The offering commenced on November 5, 2003 and did not terminate until after the sale of all of the securities registered in the Registration Statement. As part of the initial public offering, we granted these underwriters an over-allotment option to purchase up to an additional 900,000 shares of our common stock from us. The underwriters did not exercise the over-allotment option. There were no selling stockholders in the offering. The gross proceeds of the initial public offering amount registered on our behalf was $66.0 million. In connection with the offering, we paid  $4.6 million in underwriting discounts and commissions to the underwriters and incurred an estimated $1.3 million in other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of $60.1 million.

Comparative Stock Performance Graph

The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on November 6, 2003, the date on which our common stock was first publicly traded, and plotted at the close of the last trading day of the fiscal years ended December 31, 2003, 2004, 2005 and 2006, in each of (i) our common stock, (ii) the Nasdaq Global Stock Market Index of U.S. Companies, which we refer to as the Nasdaq Composite Index, and (iii) the Nasdaq Global Stock Market Pharmaceutical Index, which we refer to as the Nasdaq Pharmaceutical Index; except that, in the case of the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index, the stock performance graph below reflects an investment date of October 31, 2003.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among NitroMed Inc., The NASDAQ Composite Index
And The NASDAQ Pharmaceutical Index

Measurement Period (Fiscal Year Covered)	NitroMed, Inc.	NASDAQ Composite Index	NASDAQ Pharmaceutical Index
11/6/2003	$100.00	$100.00	$100.00
12/31/2003	$77.34	$104.45	$102.32
12/31/2004	$286.87	$114.09	$111.71
12/31/2005	$150.16	$117.43	$125.65
12/31/2006	$26.37	$133.53	$128.40

*                    $100 invested on November 6, 2003 in our common stock and October 31, 2003 in either the NASDAQ Composite Index or the NASDAQ Pharmaceutical Index, including reinvestment of dividends.

The information included under the heading “Comparative Stock Performance Graph” in this Item 5 of our annual report on Form 10-K shall not be deemed to be “soliciting material” or subject to Regulation 14A or 14C, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 6.                SELECTED FINANCIAL DATA

You should read carefully the financial statements included in this report, including the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data in this section are not intended to replace the financial statements.

We derived the statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 from our audited financial statements, which are included elsewhere in this report. We derived the statement of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 from our audited financial statements which are not included herein. Historical results are not necessarily indicative of future results. See the notes to the financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per common share.

	Year Ended December 31,
	2006(1)	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$12,086	$6,047	$16,458	$12,775	$750
Cost and operating expenses:
Cost of product sales	3,560	8,009	—	—	—
Research and development	17,029	31,340	27,401	18,447	15,670
Sales, general and administrative	59,403	74,596	20,185	3,574	2,994
Restructuring charges	5,283	—	—	—	—
Total costs and operating expenses	85,275	113,945	47,586	22,021	18,664
Loss from operations	(73,189)	(107,898)	(31,128)	(9,246)	(17,914)
Other income, net	1,852	2,046	1,355	477	572
Net loss	(71,337)	(105,852)	(29,773)	(8,769)	(17,342)
Deemed dividends related to beneficial conversion features of redeemable convertible preferred stock	—	—	—	(19,357)	—
Accretion of dividends and redemption value	—	—	—	(2,794)	(2,697)
Net loss attributable to common stockholders	$(71,337)	$(105,852)	$(29,773)	$(30,920)	$(20,039)
Net loss per common share:
Basic and diluted	$(1.96)	$(3.49)	$(1.14)	$(6.95)	$(20.66)
Weighted average basic and diluted common shares outstanding	36,399	30,355	26,152	4,447	970

(1)          The Company includes the expense associated with employee stock options in the Statement of Operations effective in 2006 upon the adoption of SFAS 123R, which resulted in an aggregate of $8 million recorded in the line items of research and development and sales, general and administrative expenses.

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$42,153	$61,541	$142,367	$97,088	$11,843
Working capital	31,041	39,924	133,238	87,938	15,838
Total assets	48,705	76,521	149,357	99,170	22,492
Long-term debt	3,728	10,653	—	—	22
Redeemable convertible preferred stock	—	—	—	—	82,884
Accumulated deficit	(313,808)	(242,471)	(136,619)	(106,846)	(75,926)
Total stockholders’ equity (deficit)	$29,079	$33,066	$137,012	$81,799	$(73,353)

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an emerging pharmaceutical company with substantial expertise and intellectual property in nitric oxide-based drug development. We have devoted substantially all of our efforts towards the research and development of our product candidates and the commercialization of our currently marketed product, BiDil. Since our inception, we have mainly funded our operations through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from our collaborative partners, and more recently, sales of BiDil. We have never been profitable and have incurred an accumulated deficit of $313.8 million as of December 31, 2006.

In June 2005, the FDA approved our product, BiDil, for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapies. BiDil is an orally administered fixed-dose combination of isosorbide dinitrate and hydralazine hydrochloride. We commercially launched BiDil in July 2005. We engaged Schwarz Pharma under a five-year exclusive manufacturing and supply agreement exclusively for the three times daily immediate release dosage formulation of BiDil.

In March 2006, we eliminated our discovery research program and terminated substantially all of the employees in our discovery research group in a restructuring of our company that was intended to better align costs with revenue and operating expectations. In connection with our restructuring in March 2006, we terminated substantially all of the employees in our discovery research group and determined to limit our future internal development activities to the continued development of BiDil XR, as well as efforts to out-license our nitric oxide-enhancing technology in exchange for potential milestone payments and royalties on sales.

In October 2006, we implemented a revised strategy and business model in order to focus our resources on the development of BiDil XR as expeditiously as possible. As part of this strategic shift, we eliminated our current sales force and replaced it with a small team of highly experienced senior cardiovascular specialists, resulting in a net reduction of approximately 120 in sales force headcount. In addition, we also eliminated approximately 20% of our general and administrative personnel in connection with this restructuring program. Our restructured sales force will be comprised of a director of managed markets, six national account directors, two area business directors and twenty-one cardiovascular business managers. Our sales and marketing organization will continue to be managed by our senior vice president of commercial operations. This highly specialized team is currently being assembled and will focus on regional and national thought-leader physicians, current BiDil prescribers, as well as key institutions in major metropolitan centers that treat, and influence the treatment of, large numbers of African-Americans diagnosed with heart failure. Additional marketing methods will be utilized to reach the broader number of existing and potential BiDil prescribers. We expect that this alternative strategy will employ a less costly approach to marketing the current immediate release formulation of BiDil during BiDil XR’s planned development. We believe this revised strategy will allow us to conserve the cash required to accelerate development efforts with respect to BiDil XR while refocusing the market presence of the current BiDil formulation. Preclinical studies with BiDil XR have been positive, and we commenced early-stage clinical development of BiDil XR in October 2006. Our current plan for seeking regulatory approval for BiDil XR, that will include conducting of bioequivalence studies, if successful and accepted as part of the basis for approval, is expected to enable us to achieve an accelerated development timeline. We expect to provide further updates on the clinical timeline and regulatory pathway for BiDil XR after preliminary clinical data have been assessed.

In connection with our efforts to develop BiDil XR, in February 2007, we entered into a license with Elan, pursuant to which Elan granted to us an exclusive worldwide royalty-bearing license, with specified sublicense rights, to specified intellectual property of Elan, as well as any improvements to any of the foregoing developed by either party during the term of the agreement. Pursuant to the license, we may import, use, offer for sale and sell an oral capsule formulation incorporating specified technology owned or controlled by Elan and containing, as its sole active combination of ingredients, the combination of the active drug substances isosorbide dinitrate and hydralazine hydrochloride. In consideration for the grant of the license, we have agreed to pay Elan royalties that are calculated by reference to annual net sales parameters set forth in the agreement. In addition, we have also agreed to pay Elan specified amounts upon the achievement of specified development and commercialization milestone events set forth in the agreement.

In the near-term, a key driver of our success will be our ability to successfully commercialize and sustain market penetration of BiDil with our restructured and smaller specialty sales force and to accelerate the development of, and obtain regulatory approval for, the commercial sale of BiDil XR. Since we commercially launched BiDil in July 2005, we have generated approximately $16.5 million in product sales, including product sales of $12.1 million in 2006. We will need to generate significant revenues from sales of BiDil and, if approved, BiDil XR, to achieve profitability. At the present time, we are unable to estimate the level of revenues that we will realize from the sales of BiDil or, if approved, BiDil XR. We are therefore unable to estimate when we will achieve profitability, if at all. We have also applied our nitric oxide technology to develop novel pharmaceuticals, as well as safer and more effective versions of existing drugs, and to target significant diseases that are characterized by a deficiency in nitric oxide.

As a result of our restructurings in March and October 2006, we expect that research, development and commercialization expenses will decline in 2007, due primarily to a decrease in headcount and research and commercialization activities, partially offset by an increase in ongoing development expenses for BiDil XR. We estimate that our operating expenses related to research and development and sales, general and administrative functions for the year ended December 31, 2007 will be approximately $55 million, excluding cost of product sales and including stock-based compensation related to Statement of Financial Accounting Standards No. 123(R). We estimate that our operating expenses will be reduced on an annualized basis by approximately $30 million as a result of our March 2006 and October 2006 restructurings. At December 31, 2006, our principal source of liquidity was $42.2 million of cash and cash equivalents and marketable securities. We believe that our existing sources of liquidity and cash expected to be generated from future operations will be sufficient to fund our current business plan for at least the next twelve months.

Financial Operations Overview

Revenue.   Our first commercial product, BiDil, was launched in July 2005, and generated product sales of  $12.1 million for the year ended December 31, 2006. Prior to the launch of BiDil, all of our revenue had been derived from license fees, research and development payments and milestone payments that we received from our corporate collaborators. In future years, we will seek to generate revenue from a combination of product sales, license fees, and milestone and royalty payments in connection with collaborative or strategic relationships, as well as royalties resulting from the license of our intellectual property. We expect that any collaborative revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development, milestone and other payments received under our collaborative or strategic relationships and related continuing obligations, as well as the timing and amount of revenue we recognize for the sale of our products, to the extent any are successfully commercialized.

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

•                    BiDil XR.   The current formulation of BiDil is an immediate-release tablet that must be taken three times daily. We are currently pursuing the development of BiDil XR, an extended release formulation of BiDil, that could be taken once a day. To date, we have incurred approximately $2.8 million in connection with the development of BiDil XR. Preclinical studies with BiDil XR have been positive, and we have commenced clinical development of BiDil XR. Because of its stage of development, and the uncertainties inherent in pharmaceutical development generally, we may not be able to successfully develop and commercialize BiDil XR. Moreover, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material cash inflows are expected to commence, if at all, for BiDil XR.

•                    Nitric Oxide-Enhancing Cardiovascular Compounds.   We have utilized our nitric oxide expertise and proprietary position to develop a proprietary nitric oxide-enhancing cardio-renal compound, referred to as NMI-3377. We have retained all commercial rights to this product candidate and are currently seeking out-licensing and collaboration opportunities for this compound. Currently, we do not intend to incur additional internal research and development expenses related to NMI-3377. Because this compound has not been developed beyond the pre-clinical stage, the successful development of this product candidate is highly uncertain. In addition, we cannot be certain if we will be able to secure an out-licensing or collaboration partner for this compound on favorable terms, if at all. As such, we are not able to estimate when material cash inflows from product sales, milestones and royalties could commence, if at all.

•                    Other Discovery Research.   We have used our know-how and expertise in nitric oxide to develop drug candidates that are nitric oxide-enhancing versions of existing medicines in the areas of cardiovascular, gastrointestinal/anti-inflammatory and pulmonary medicine. These studies have not progressed beyond a discovery stage of testing, and it remains speculative whether the addition of nitric oxide will result in an improved clinical profile of these medicines. We are currently seeking out-licensing and collaboration opportunities for these product candidates, and are not presently engaging in any internal research and development activities with respect to these drugs. We cannot be certain if we will be able to secure out-licensing or collaboration partners for these product candidates on favorable terms, if at all. As such, we are not able to estimate when material cash inflows from product sales, milestones and royalties could commence, if ever.

•                    Nitric Oxide Stents.   We formerly had a research program with Boston Scientific Corporation, or Boston Scientific, to develop cardiovascular stents enhanced with a bio-compatible polymer that is capable of releasing nitric oxide. In accordance with the terms of our agreement with Boston Scientific, the research term expired in December 2005. The research program under this agreement focused on pre-clinical development. We intend to seek out-licensing and collaboration opportunities for these product candidates, subject to the terms of our agreement with Boston Scientific and pending resolution of the ongoing rights of the parties with respect to this technology. We cannot be certain if we will be able to secure out-licensing or collaboration partners for these product candidates on favorable terms, if at all. Significant additional expenditures will be required to conduct pre-clinical testing and to apply for, and conduct, clinical trials. We are not presently engaging in any internal research and development activities with respect to cardiovascular stents. Because this program has not progressed beyond a pre-clinical stage of development, the successful development of products based upon this program is highly uncertain. As such, we are unable to estimate when material cash inflows from milestones and royalties could commence, if at all.

Sales, General and Administrative.   Sales, general and adminstrative expense consists primarily of salaries and other related costs for personnel in sales and marketing, executive, finance, investor relations, accounting, business development and human resource functions. Other costs include facility costs not otherwise included in research and development expense; costs for public relations, advertising and promotion services; professional fees for legal and accounting services; and costs related to our former contract sales agreement with Publicis Selling Solutions, Inc., or Publicis.

Non-Operating Income.   Non-operating income includes interest earned on our cash, cash equivalents and marketable securities, and interest expense associated with our long-term debt.

Results of Operations

Years Ended December 31, 2006, 2005 and 2004

Revenue.   Total revenue for the year ended December 31, 2006 was $12.1 million, compared to $6.0 million in 2005 and $16.5 million in 2004.

Product sales for the year ended December 31, 2006 were $12.1 million, compared to $4.5 million in 2005. We commercially launched BiDil in July 2005. There were no product sales for the year ended December 31, 2004.

Research and development revenues were $-0- for the year ended December 31, 2006, compared to $1.6 million for 2005 and $16.5 million for 2004. The $1.6 million, or 100% decrease in research and development revenues in 2006 compared to 2005 was due to the termination of the research term under our collaboration agreement with Boston Scientific in December 2005. For the year ended December 31, 2005, research and development revenues totaled $1.6 million, a 90% or $14.9 million decrease in revenue compared to 2004. The decrease in research revenue in 2005 was due to the termination of an agreement with Merck in November 2004. In 2004 we recognized $14.9 million in revenue under this agreement, which included all amounts previously deferred. Due to the termination of this collaboration agreement, we no longer have any future performance obligations, and accordingly, we recognized previously deferred license revenue of $5.3 million. In addition, we recognized $1.8 million that was originally scheduled to be paid to us during 2005 for research and development funding, but was instead paid to us in 2004 when the agreement was terminated.

Cost of Product Sales.   Cost of product sales decreased to $3.6 million in 2006 from $8.0 million in 2005. The $4.4 million, or 56% decrease in cost of product sales in 2006 compared to 2005 is primarily due to a $4.5 million decrease in inventory impairment charges from $5.6 million in 2005 to $1.1 million in 2006. Included in cost of product sales are charges for contractual purchase commitments in the amounts of $0.4 million in 2006 and $1.5 million in 2005. The charges were due to our current estimate of inventory requirements based on our sales forecast. Offsetting the decrease in inventory impairment charges were higher product costs and higher royalty costs due to increased sales.

Research and Development.   Research and development expense for the year ended December 31, 2006 was $17.0 million, compared to $31.3 million in 2005 and $27.4 million in 2004. The $14.3 million, or 46% decrease in research and development expenses in 2006 compared with 2005 was primarily the result of decreased clinical and medical expenses needed to support the commercial launch of BiDil, a decrease in payroll and benefits due to our restructuring in March 2006, and decreases in the areas of continuing medical education, clinical advisory boards, medical services fees, publications and other various contracted services totaling $16.6 million. These decreases were offset by increases in the amount of $2.9 million for stock-based compensation expense related to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123R, in January 2006. The $3.9 million, or 14% increase in research and development expenses in 2005 compared with 2004 was primarily the result of increased clinical and medical expenses to support the commercial launch of BiDil in the areas of continuing medical education, clinical advisory boards, medical services fees, publications and other various contracted services totaling $13.2 million. We also incurred increased research and development expenses in 2005 of $2.6 million related to product development projects. Offsetting the increased medical support and research expenses in 2005 was a decrease of $10.2 million in clinical trial expenses as a result of the completion of the A-HeFT trial in 2004, a decrease in drug manufacturing expense of $1.1 million and a decrease in compensation expense of $0.6 million.

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the fiscal years ended December 31, 2006, 2005 and 2004.

	December 31,
Research and Development Program	2006	2005	2004
BiDil	$9,603,000	$19,052,000	$20,000,000
BiDil XR	2,774,000	—	—
Nitric oxide-enhancing cardiovascular compounds	2,568,000	6,073,000	500,000
Nitric oxide-enhancing COX-2 inhibitors	—	—	2,500,000
Nitric oxide stents	206,000	2,279,000	2,500,000
Other	1,878,000	3,936,000	1,901,000
Total research and development expense	$17,029,000	$31,340,000	$27,401,000

Sales, General and Administrative.   Sales, general and administrative expense for the year ended December 31, 2006 was $59.4 million, compared to $74.6 million in 2005 and $20.2 million in 2004. The $15.2 million, or 20% decrease in sales, general and administrative expenses in 2006 compared to 2005 was primarily due to a decrease of $11.4 million related to the termination our sales force and $7.4 million for advertising and promotional services and public relations. These decreases are offset by increases in the amount of $5.1 million for stock-based compensation expense related to the adoption of SFAS 123R in January 2006. Sales, general and administrative expense for the year ended December 31, 2005 was $74.6 million, compared to $20.2 million in 2004. The $54.4 million, or 270% increase in sales, general and administrative expenses in 2005 compared to 2004 was primarily due to an increase of $25.6 million for the implementation of our contract sales force under our agreement with Publicis, $4.0 million for the hiring of sales and marketing management personnel, and $20.9 million for advertising and promotional services and public relations. We also incurred higher general and administrative expense in 2005 due to increased costs of $1.1 million associated with the accrual of business development expenses pertaining to the approval process for BiDil, $1.8 million pertaining to additional legal and consulting expenses and $0.4 million related to the hiring of executive management and additional administrative personnel.

Restructurings.   In the first quarter of 2006, we recorded a restructuring charge of $2.0 million related to a restructuring of our discovery research operations that was intended to better align costs with revenue and operating expectations. The restructuring charges pertained to employee severance and impairment of assets and were recorded in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146, and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144.

In connection with the restructuring plan, we terminated 30 employees in our discovery research group, or approximately 30% of our workforce, resulting in a charge of $1.4 million. None of these employees remained employed as of March 31, 2006. As a result of terminating these employees, we recorded an impairment charge for certain research laboratory equipment, computer equipment, and furniture and fixtures aggregating $597,000, for which the future use was uncertain. These assets were written down to their fair value utilizing a third party appraiser to estimate the fair value of the assets based on current market quotes and the current condition of the equipment, furniture and fixtures.

In the fourth quarter of 2006, we recorded a restructuring charge of $3.2 million comprised of severance benefits of $2.5 million and impairment charges of $0.7 million for certain research and development equipment, leasehold improvements, furniture and fixtures, and computers. The restructuring charges were recorded in accordance with SFAS 146 and SFAS 144. This restructuring program included the elimination of 120 sales personnel and 8 general and administrative and research and development personnel. These employees were terminated in October 2006, and no employee remained employed at December 31, 2006. Due to these actions, certain research and development equipment, leasehold improvements, furniture and fixtures and computers became impaired. These assets were written down to the fair value based on either a third-party quote, or the estimated discounted cash flows they will generate over the remaining economic life.

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

Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. Under APB 25, we generally recognized no compensation cost for employee stock options. The adoption of SFAS 123R under the modified prospective application method allowed us to recognize compensation cost beginning with the effective date of January 1, 2006 based on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, or SFAS 123, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Under the modified prospective application method, prior periods are not restated for the effect of SFAS 123R.

As a result of adopting SFAS 123R on January 1, 2006, our net loss and net loss per share were $8.0 million and $0.22, respectively, higher than if we had continued to account for share-based compensation under APB 25. As of December 31, 2006, the total compensation cost related to unvested awards to employees not yet recognized in the statement of operations was approximately $10.9 million, which will be recognized over a weighted average period of 1.4 years.

Non-Operating Income.   Non-operating income decreased to $1.9 million in 2006 compared to $2.0 million in 2005 and $1.4 million in 2004. The $0.1 million, or 9% decrease in non-operating income in 2006 compared to 2005 was primarily related to $0.4 million in higher interest expense associated with our debt, which was outstanding all of 2006 compared to six months in 2005, offset by $0.2 million in higher interest income. The $0.6 million, or 51% increase in non-operating income in 2005 compared to 2004 was primarily related to higher interest income due to higher average investment balances and higher interest rates in 2005, offset by interest expense related to long-term debt.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from our collaborative partners and, more recently, sales of BiDil. As of December 31, 2006, we have received net proceeds of $322.5 million from the issuance of equity securities, primarily as the result of the sale of $99.1 million of our redeemable convertible preferred stock, net proceeds of $60.1 million from our initial public offering in November 2003, net proceeds of $81.8 million from our follow-on public offering in December 2004, and net proceeds of $58.5 million from our registered direct offering in January 2006. At December 31, 2006, we had $42.2 million in cash, cash equivalents and marketable securities.

On June 28, 2005, we borrowed (i) $10.0 million from Oxford Finance Corporation, or Oxford, and (ii) $10.0 million from General Electric Capital Corporation, or GECC, pursuant to the terms of promissory notes made by us with both Oxford and GECC, respectively. The notes bear interest at a fixed rate of 9.95% per annum and are payable in 36 consecutive monthly installments of principal and accrued interest, beginning July 1, 2005. The notes are secured by a security interest in all our personal property and fixtures with the exception of any intellectual property or products acquired, whether by purchase, license or otherwise, on or after the execution of the notes. The agreements that we entered into with each of Oxford and GECC in connection with the notes also contain a material adverse change clause with both Oxford and GECC. Under this clause, if Oxford or GECC reasonably determine that our ability to repay the notes has been materially impaired, we would be considered in default. As of December 31, 2006, we were in compliance with this clause. As of December 31, 2006, we had paid aggregate principal in the amount of $9.3 million.

During the year ended December 31, 2006, operating activities used cash of $72.4 million primarily due to a net loss of $71.3 million, the use of $9.9 million in cash for accounts payable, and $4.6 million for accrued expenses, offset by decreases in accounts receivable of $1.2 million, and prepaid expenses and other current assets of $3.3 million. These cash flow decreases are offset by adjustments for non-cash impairment charges for restructuring of $1.3 million,  stock-based compensation expense of $7.9 million and depreciation and amortization of $0.8 million.

During the year ended December 31, 2006, investing activities provided cash of $29.3 million primarily due to the net sales of marketable securities of $29.4 million, offset by $0.1 million in fixed asset purchases. We expect to invest $250,000 to $750,000 for capital expenditures in 2007, principally related to the leasehold improvements, and computer equipment to support the current headcount.

During the year ended December 31, 2006, financing activities provided cash of $53.0 million due to proceeds of $58.5 million from our registered direct offering, and $0.8 million from the issuance of common stock under our employee stock plans, offset by $6.3 million in principal payments on long-term debt.

The following table summarizes our contractual obligations at December 31, 2006 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Payments Due by Period

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than five years
Operating lease obligation(1)	$15,585,000	$1,906,000	$4,173,000	$4,548,000	$4,958,000
Long-term debt	11,512,000	7,675,000	3,837,000	—	—
Purchase obligations(2)	1,080,000	1,080,000	—	—	—
License milestones(3)	250,000	250,000	—	—	—
Total contractual cash obligations	$28,427,000	$10,911,000	$8,010,000	$4,548,000	$4,958,000

(1)          The amounts reflect obligations related to (i) our lease for 52,000 square feet of laboratory and office space at 125 Spring Street in Lexington, Massachusetts and (ii) our lease for 19,815 square feet at 45-55 Hayden Avenue in Lexington, Massachusetts. We entered into the lease for the Spring Street premises on January 30, 2004, and the lease is for a term of ten years with options that permit renewals for additional five-year periods. The expected minimum rental commitments under the Spring Street lease are $1,505,000, $1,505,000, $1,566,000 $1,688,000, and $1,688,000 for each year in the five calendar year period ending December 31, 2011, respectively, and $4.5 million in total for the remainder of the lease term. We are in the process of negotiating the assignment of this lease. We entered into the lease for the Hayden Avenue premises on February 23, 2007. The term of the Hayden Avenue lease is for sixty-six months beginning on the commencement date, which is defined in the lease as the earlier of (a) the day immediately following the substantial completion of certain improvements to the premises as set forth in the lease or (b) the first day on which we occupy all or any portion of the premises for the conduct of our business. The expected minimum rental commitments under the Hayden Avenue lease are $401,000, $542,000, $560,000, $580,000 and $592,000 for each year in the five calendar year period ending December 31, 2011, respectively, and $456,000 in total for the remainder of the lease term.

(2)          Other purchase obligations are $1.1 million in purchase commitments to Schwarz Pharma for manufacture of finished goods in the first quarter of 2007.

(3)          On February 9, 2007, NitroMed entered into a License Agreement with Elan, pursuant to which NitroMed may be obligated to pay certain milestone payments in the aggregate amount of $2,500,000 of which $250,000 was paid in the first quarter of 2007.

We believe that our existing sources of liquidity and cash expected to be generated from future operations will be sufficient to fund our current business plan for at least the next 12 months. We will require additional funding in the future and may seek to do so through collaborative co-promotion arrangements and/or public or private financings. However, additional funding may not be available to us on acceptable terms, if at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or convertible debt securities, further dilution to our existing stockholders may result.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail certain of our sales and marketing efforts, and our development efforts with respect to BiDil XR, and we may be required to limit, scale back or cease our operations. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products.

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

Application of Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue, accounts receivable, inventory, accrued expenses and the factors used to determine the fair value of our stock options. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Product Sales/Deferred Revenue.   We follow the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, and recognize revenue from product sales upon delivery of product to wholesalers or pharmacies, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesaler and collectibility of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, wholesaler allowances, rebates, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, we defer the recognition of revenue by recording deferred revenue until such time that risk of loss has passed. In addition, we evaluate our level of shipments to wholesalers and pharmacies on a quarterly basis compared to the estimated level of inventory in the channel, remaining shelf-life of the product shipped and quarterly forecasted sales. As a result of this evaluation, we deferred $2.1 million of revenue from the December 2005 shipments and recorded this amount in deferred revenue as of December 31, 2005. During 2006, we reversed $1.8 million of this deferred revenue and recognized the remainder as revenue.

Sales Returns, Allowances, Rebates and Discounts.   Our product sales are subject to returns, wholesaler allowances, rebates and cash and contract discounts that are customary in the pharmaceutical industry. A large portion of our product sales are made to pharmaceutical wholesalers for further distribution through pharmacies to patients, who are consumers of the product. All revenues from product sales are recorded net of applicable allowances for sales returns, wholesaler allowances, rebates and discounts. We determine our provisions for sales returns, allowances, rebates and discounts based primarily on estimates and contractual terms. In developing a reasonable estimate for the reserve for product returns, we considered the factors in paragraph 8 of SFAS 48, Revenue Recognition When a Right of Return Exists. Although we have not yet developed a significant history of product returns because of the recent launch of BiDil, we believe we have developed a reasonable estimate of returns based on actual returns data compared to product shipped. We will continue to monitor actual returns as we gain more sales experience with BiDil.

Product Returns.   Consistent with industry practice, we offer contractual return rights that allow customers to return product only during the period that is six months prior to, and twelve months after product expiration. Commercial product shipped during 2005 had a shelf-life of twelve months from date of manufacture with expiration dates ranging from April 2006 to November 2006. During the third quarter of 2006, we began shipping commercial product with an expiration date of 18 months. Factors that are considered in our estimate of future product returns include an analysis of the amount of product in the wholesaler and pharmacy channels, discussions with key wholesalers and other customers regarding inventory levels and shipment trends, review of consumer consumption data as reported by Source Projected Launchtrac provided by Wolters Kluwer Health, and, the remaining time to expiration of our product. As a result of this ongoing evaluation, our product return reserve was $1.3 million at December 31, 2006 and $0.1 million at December 31, 2005. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, we believe our estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to our financial statements.

Initial Trade Shipments Incentive.   During July of 2005, we offered certain product stocking incentives to a number of wholesalers and pharmacy customers. These incentives included units with guaranteed sales provisions and extended payment terms. As a result of these provisions, we concluded that these sales were essentially consignment sales as the risk of loss of these units had not passed to the customer. Accordingly, we have deferred all revenue related to these units until such time as the unit is provided to a patient with a prescription. At December 31, 2005, the remaining balance of deferred revenue related to these units was $1.2 million. Through December 31, 2006, we had either recognized the revenue related to these units, or the product had been returned or estimated to be returned.

Cash Incentives.   During the third quarter of 2005, we offered certain additional incentives to a number of pharmacy customers. These cash incentives included placement and advertising assistance in the amount of $328,000. We recorded this amount as a reduction to revenue during the year ended December 31, 2005. No cash incentives were offered during the twelve month period ended December 31, 2006.

Sample Voucher and Co-Pay Card Program.   Beginning in the third quarter of 2005, we initiated a sample voucher program whereby we offered an incentive to patients in the form of a free 30-day trial or approximately 100 tablets, of BiDil. We have accounted for this program in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer, or EITF

No. 01-09. These sample programs have historically had quarterly expiration dates such that each sample voucher program is only active for one quarter at a time. As a result, at the end of each quarter we can determine the actual amount of reimbursement claims received for the vouchers distributed during the quarter. The amount of reimbursement is recorded as a reduction to revenue. During the third quarter 2006, we initiated a six month co-pay program. As a result of these programs, we recorded a reduction to revenue of $0.5 million, and $0.8 million for the years ended December 31, 2006, and 2005, respectively. We expect to continue to offer co-pay incentives in future periods.

Sales Discounts, Rebates and Allowances.   Sales discounts, rebates and allowances result primarily from sales under contract with healthcare providers, wholesalers, Medicare and Medicaid programs and other governmental agencies. We estimate rebates and contractual allowances, cash and contract discounts and other rebates by considering the following factors: current contract prices and terms, sales volume, estimated customer and wholesaler inventory levels and current average rebate rates. For the years ended December 31, 2006, and 2005, we recorded cash discounts, rebates and other allowances of $1.5 million and $0.5 million, respectively.

Collaboration Revenue.   We record collaboration revenue on an accrual basis as it is earned and when amounts are considered collectible. Revenues received in advance of performance obligations or in cases where we have a continuing obligation to perform services, are deferred and recognized over the contractual or estimated performance period. Revenues from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. When we are required to defer revenue, the period over which such revenue should be recognized is subject to estimates by management and may change over the course of the collaborative agreement. We had no collaboration revenue during the year ended December 31, 2006.

Accounts Receivable.   Accounts receivable consists of amounts due from wholesalers and pharmacies for the purchase of BiDil. Ongoing evaluations of customers’ credit worthiness are performed and collateral is generally not required. As of December 31, 2006, we have not reserved any amount for bad debts related to the sale of BiDil. We continuously review all customer accounts to determine if an allowance for uncollectible accounts is necessary. We currently provide substantially all of our customers with payment terms of net 30 days. Amounts past due from customers are determined based on contractual payment terms. Through December 31, 2006, payments have generally been made in a timely manner.

Inventories.   We review our estimates of the net realizable value of our inventories at each reporting period. Our estimate of the net realizable value of our inventories is subject to judgment and estimation. The actual net realizable value of our inventories could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. On a quarterly basis, we analyze our current inventory levels and future irrevocable inventory purchase commitments and write down inventory that has become un-saleable, inventory that has a cost basis in excess of its expected net realizable value and irrevocable inventory purchase commitments that are in excess of expected future inventory requirements based on our sales forecasts. For the year ended December 31, 2006, we recorded an inventory impairment charge of $1.1 million to cost of sales related to commercial trade and patient sample inventory, and a $0.4 million charge to cost of sales for contractual purchase commitments. For the year ended December 31, 2005, we recorded an inventory impairment charge of $5.6 million to cost of sales related to commercial trade and patient sample inventory, and a $1.5 million charge to cost of sales for contractual purchase commitments. During the first quarter of 2007, BiDil’s shelf life for newly produced finished goods was extended to 24 months.

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

Stock-Based Compensation.   Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R to recognize compensation cost associated with stock option issued to employees. Determining the amount of stock-based compensation expense to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of a stock option. The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires us to make estimates for volatility, risk-free interest rate, expected term, and expected dividend yield. Volatility is determined exclusively using historical volatility data of our common stock based on the period of time since our common stock has been publicly traded. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The expected life of stock options granted is based exclusively on historical data and represents the weighted average period of time that stock options granted are expected to be outstanding. The expected life is applied to the stock option grant group as a whole, as we do not expect substantially different exercise or post-vesting termination behavior amongst its employee population.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FIN 48, Accounting for Uncertainty in Income Taxes, or FIN 48. This interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 (beginning with our 2007 fiscal year), with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not believe the adoption of FIN 48 will have a material impact on our financial position or results of operations.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006 (beginning with our 2006 fiscal year). The adoption of SAB 108 did not have any impact on our results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. We do not currently believe that adoption will have a material impact on our results of operations, financial position or cash flows.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate and U.S. government-related securities, directly or through managed funds, with maturities of two years or less. In addition, we hold auction rate securities that reset monthly, however the maturities of securities at December 31, 2006 range from 2007 to 2045. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2006 or December 31, 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NitroMed, Inc.

We have audited the accompanying balance sheets of NitroMed, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NitroMed, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NitroMed, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007, expressed an unqualified opinion thereon.

As discussed in Note 2 and Note 8 of the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment, using the modified-prospective transition method.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 6, 2007

NITROMED, INC.
BALANCE SHEETS
(in thousands, except par value amounts)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$21,074	$11,091
Marketable securities	21,079	50,450
Accounts receivable	1,370	4,078
Inventories	2,846	3,247
Prepaid expenses and other current assets	570	3,860
Total current assets	46,939	72,726
Property and equipment, net	963	2,992
Restricted cash	803	803
Total assets	$48,705	$76,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,923	$11,810
Accrued expenses	6,545	11,269
Accrued restructuring	299	—
Deferred revenue	206	3,451
Current portion of long-term debt	6,925	6,272
Total current liabilities	15,898	32,802
Long-term debt	3,728	10,653
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 65,000 shares authorized; 37,181 shares and 30,512 shares issued and outstanding as of December 31, 2006 and 2005, respectively	372	305
Additional paid-in capital	342,528	276,510
Deferred stock compensation	—	(1,208)
Accumulated deficit	(313,808)	(242,471)
Accumulated other comprehensive loss	(13)	(70)
Total stockholders’ equity	29,079	33,066
Total liabilities and stockholders’ equity	$48,705	$76,521

The accompanying notes are an integral part of the financial statements.

NITROMED, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Product sales	$12,086	$4,455	$—
Research and development	—	1,592	16,458
Total revenues	12,086	6,047	16,458
Cost and operating expenses:
Cost of product sales	3,560	8,009	—
Research and development(1)	17,029	31,340	27,401
Sales, general and administrative(1)	59,403	74,596	20,185
Restructuring charges	5,283	—	—
Total cost and operating expenses	85,275	113,945	47,586
Loss from operations	(73,189)	(107,898)	(31,128)
Non-operating income:
Interest expense	(1,352)	(930)	(1)
Interest income	3,204	2,976	1,336
Rental and other income	—	—	20
	1,852	2,046	1,355
Net loss	(71,337)	(105,852)	(29,773)
Basic and diluted net loss per share	$(1.96)	$(3.49)	$(1.14)
Shares used in computing basic and diluted net loss per share	36,399	30,355	26,152

(1)          Includes stock-based compensation expense as follows:

Research and development	$2,795	$298	$2,065
Sales, general and administrative	$5,119	$195	$457

The accompanying notes are an integral part of the financial statements.

NITROMED, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Accumulated
	Common Stock		Additional	Deferred		Other	Total
		Par	Paid-in	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Compensation	Deficit	Income (Loss)	Equity
Balance at December 31, 2003	25,601	$256	$191,604	$(3,240)	$(106,846)	$25	$81,799
Exercise of stock options	676	7	871				878
Exercise of warrants	237	2	(2)				—
Amortization of deferred stock compensation				982			982
Compensation expense associated with options issued to non-employees and performance options issued to employees			1,540				1,540
Issuance of stock under employee stock purchase plan	30	—	155				155
Issuance of common stock from public offering (net of issuance costs of $5,796)	3,580	36	81,722				81,758
Cancellation of compensatory stock options			(163)	163			—
Unrealized losses on marketable securities						(327)	(327)
Net loss					(29,773)		(29,773)
Comprehensive loss.							(30,100)
Balance at December 31, 2004	30,124	$301	$275,727	$(2,095)	$(136,619)	$(302)	$137,012

The accompanying notes are an integral part of the financial statements.

NITROMED, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Accumulated
						Other
	Common Stock		Additional	Deferred		Comprehensive	Total
		Par	Paid-in	Stock	Accumulated	Income	Stockholders’
	Shares	Value	Capital	Compensation	Deficit	(Loss)	Equity
Balance at December 31, 2004	30,124	$301	$275,727	$(2,095)	$(136,619)	$(302)	$137,012
Exercise of stock options	339	3	653				656
Exercise of warrants	12	—	1				1
Amortization of deferred stock compensation				887			887
Reversal of compensation expense associated with options issued to non-employees and performance options issued to employees			(394)				(394)
Issuance of stock under employee stock purchase plan	37	1	523				524
Unrealized gains on marketable securities						232	232
Net loss					(105,852)		(105,852)
Comprehensive loss.							(105,620)
Balance at December 31, 2005	30,512	$305	$276,510	$(1,208)	$(242,471)	$(70)	$33,066

The accompanying notes are an integral part of the financial statements.

NITROMED, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Accumulated
						Other
	Common Stock		Additional	Deferred		Comprehensive	Total
		Par	Paid-in	Stock	Accumulated	Income	Stockholders’
	Shares	Value	Capital	Compensation	Deficit	(Loss)	Equity
Balance at December 31, 2005	30,512	$305	$276,510	$(1,208)	$(242,471)	$(70)	$33,066
Elimination of deferred stock compensation in accordance with the adoption of SFAS 123R			(1,208)	1,208			—
Exercise of stock options	461	5	688				693
Compensation expense associated with options issued to employees			8,042				8,042
Reversal of compensation expense associated with options issued to non-employees			(239)				(239)
Issuance of stock under employee stock purchase plan	32	—	93				93
Issuance of stock in connection with employee benefit plan	78	1	198				199
Issuance of common stock from public offering (net of issuance costs of $4,056)	6,098	61	58,444				58,505
Unrealized gains on marketable securities						57	57
Net loss					(71,337)		(71,337)
Comprehensive loss.							(71,280)
Balance at December 31, 2006	37,181	$372	$342,528	$—	$(313,808)	$(13)	$29,079

The accompanying notes are an integral part of the financial statements.

NITROMED, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(71,337)	$(105,852)	$(29,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	798	896	421
Stock-based compensation expense	7,914	493	2,522
Non-cash restructuring charges.	1,342	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,236	(4,078)	—
Inventories	401	(3,247)	—
Prepaid expenses and other current assets	3,290	(644)	(1,920)
Deferred revenue	(1,773)	1,859	(12,858)
Accounts payable	(9,887)	9,148	1,830
Accrued expenses	(4,636)	3,178	6,024
Accrued restructuring charge	299	—	—
Net cash used in operating activities	(72,353)	(98,247)	(33,754)
Cash flows from investing activities:
Purchases of property and equipment	(111)	(925)	(2,698)
Purchases of marketable securities	(150,092)	(126,159)	(131,410)
Sales of marketable securities	179,520	182,426	54,072
Restricted cash	—	8	(711)
Net cash provided by (used in) investing activities	29,317	55,350	(80,747)
Cash flows from financing activities:
Proceeds from sale of common stock	58,505	—	81,758
Proceeds from long-term debt	—	20,000	—
Principal payments on long-term debt	(6,272)	(3,075)	—
Proceeds from employee stock plans	786	1,181	1,033
Principal payments on notes payable	—	—	(22)
Net cash provided by financing activities	53,019	18,106	82,769
Net increase (decrease) in cash and cash equivalents	9,983	(24,791)	(31,732)
Cash and cash equivalents, beginning balance	11,091	35,882	67,614
Cash and cash equivalents, ending balance	$21,074	$11,091	$35,882
Supplemental disclosure:
Cash paid during the year for interest	$1,403	$790	$1

The accompanying notes are an integral part of the financial statements.

NITROMED, INC.
NOTES TO FINANCIAL STATEMENTS
(all tabular amounts in thousands except per share amounts)

1. The Company

NitroMed, Inc. (the “Company”) is an emerging pharmaceutical company with substantial expertise and intellectual property in nitric oxide-based drug development. The Company has devoted substantially all of its efforts towards the research and development of its product candidates and the commercialization of its currently marketed product, BiDil®. Since its inception, the Company has funded its operations mainly through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from its collaborative partners and, more recently, sales of BiDil. In June 2005, the U.S. Food and Drug Administration (“FDA”) approved the Company’s product, BiDil, for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapies. BiDil is an orally administered fixed-dose combination of isosorbide dinitrate and hydralazine hydrochloride. The Company commercially launched BiDil in July 2005, and has since generated approximately $16.5 million in product sales, including product sales of $3.5 million during the fourth quarter of 2006, and total product sales of $12.1 million during the year ended December 31, 2006.

The Company has used and will continue to require substantial funds to manufacture, market and sell BiDil during 2007 and beyond. The Company also expects to incur additional expenses related to the ongoing development of an extended release formulation of BiDil, called BiDil XR™, for which the Company has recently commenced clinical development. The Company believes that its existing sources of liquidity and cash expected to be generated from future operations will be sufficient to fund the current business plan for at least the next twelve months.

The Company will require additional funding in the future and may seek to do so through collaborative co-promotion arrangements and/or public or private financings. If the Company is unable to obtain funding on a timely basis, the Company may be required to significantly curtail certain of its sales and marketing efforts, and its development efforts with respect to BiDil XR, and the Company may be required to limit, scale back or cease its operations. The Company could be required to seek funds through arrangements with collaborators or others that may require the Company to relinquish rights to some of its technologies, product candidates or products.

2. Summary of Significant Accounting Policies

Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly liquid investments with maturities of three months or less at the time of acquisition. Investments with maturities in excess of three months at the time of acquisition are classified as marketable securities and designated as available-for-sale. Cash equivalents consist of institutional money market funds. Available-for-sale securities are carried at fair market value, as reported by the custodian, and unrealized gains and losses are reported as a separate component of accumulated other comprehensive loss within stockholders’ equity. Realized gains and losses were not material for the years ended December 31, 2006, 2005 and 2004.

Fair Value of Financial Instruments

Financial instruments mainly consist of cash and cash equivalents, marketable securities and long-term debt. The carrying amounts of these cash and cash equivalents, and marketable securities approximate their fair values. The fair value of long-term debt is $9.3 million.

NITROMED, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(all tabular amounts in thousands except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Research and Development Expenses

Research and development expenses primarily consist of salaries and related expenses for research and development personnel, fees paid to consultants and outside service providers, materials used in clinical trials and research and development, and medical support costs related to the launch and commercialization of BiDil. The Company charges research and development expenses, including costs associated with acquiring patents, to operations as incurred.

The Company enters into contracts with professional service providers to conduct clinical trials and related services. These professional service providers render services over an extended period of time, generally one to three years. Typically, the Company enters into two types of vendor contracts, patient-based or time-based. Under a patient-based contract, the Company first determines an appropriate per patient cost using critical factors contained within the contract, which include the estimated number of patients, the cost assigned to each patient based on a patient’s number of visits and the total dollar value of the contract. The Company then records expense based upon the total number of patients enrolled during the period and the status of each patient. Under a time-based contract, using critical factors contained within the contract such as the stated duration of the contract and the timing of services provided, the Company records the contractual expense for each service provided ratably over the period during which the Company estimates the service will be performed. On a monthly basis, the Company reviews both the timetable of services to be rendered and the timing of services actually received based on regular communications with its vendors in order to gauge the reasonableness of its estimates. Based upon this review, revisions may be made to the forecasted timetable or the extent of services performed, or both, in order to reflect the Company’s most current estimate of the contract.

Revenue Recognition

The Company’s principal source of revenue is the sale of BiDil, which began shipping in July of 2005. Other sources of revenue to date include license fees, research and development payments and milestone payments that the Company has received from our corporate collaborators.

Product Sales/Deferred Revenue.   The Company follows the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, and recognizes revenue from product sales upon delivery of product to wholesalers or pharmacies, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesaler and collectibility of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, wholesaler allowances, rebates, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, the Company defers the recognition of revenue by recording deferred revenue until such time that risk of loss has passed. In addition, the Company evaluates its level of shipments to wholesalers and pharmacies on a quarterly basis compared to the estimated level of inventory in the channel, remaining shelf-life of the product shipped and quarterly forecasted sales. As a result of this evaluation, the Company deferred $2.1 million of revenue from the December 2005 shipments and recorded this amount in deferred revenue as of December 31, 2005. During 2006, the Company reversed $1.8 million of this deferred revenue and recognized the remainder as revenue.

NITROMED, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(all tabular amounts in thousands except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Sales Returns, Allowances, Rebates and Discounts.   The Company’s product sales are subject to returns, wholesaler allowances, rebates and cash and contract discounts that are customary in the pharmaceutical industry. A large portion of the Company’s product sales are made to pharmaceutical wholesalers for further distribution through pharmacies to patients, who are consumers of the product. All revenues from product sales are recorded net of applicable allowances for sales returns, wholesaler allowances, rebates and discounts. The Company determines its provisions for sales returns, allowances, rebates and discounts based primarily on estimates and contractual terms. In developing a reasonable estimate for the reserve for product returns, the Company considers the factors in paragraph 8 of SFAS 48, Revenue Recognition When a Right of Return Exists. Although the Company has not yet developed a significant history of product returns because of the recent launch of BiDil, the Company believes it has developed a reasonable estimate of returns based on actual return data compared to product shipped. The Company will continue to monitor actual returns as it gains more sales experience with BiDil.

Product Returns.   Consistent with industry practice, the Company offers contractual return rights that allow customers to return product only during the period that is six months prior to, and twelve months after product expiration. Commercial product shipped during 2005 had a shelf-life of twelve months from date of manufacture with expiration dates ranging from April 2006 to November 2006. During the third quarter of 2006, the Company began shipping commercial product with an expiration date of 18 months. Factors that are considered in the Company’s estimate of future product returns include an analysis of the amount of product in the wholesaler and pharmacy channels, discussions with key wholesalers and other customers regarding inventory levels and shipment trends, review of consumer consumption data as reported by Source Projected Launchtrac provided by Wolters Kluwer Health, and the remaining time to expiration of the Company’s product. As a result of this ongoing evaluation, the Company’s product return reserve was $1.3 million at December 31, 2006 and $0.1 million at December 31, 2005. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, the Company believes its estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to the Company’s financial statements. During the first quarter of 2007 BiDil’s shelf life was increased to 24 months.

Initial Trade Shipments Incentive.   During July of 2005, the Company offered certain product stocking incentives to a number of wholesalers and pharmacy customers. These incentives included units with guaranteed sales provisions and extended payment terms. As a result of these provisions, the Company concluded that these sales were essentially consignment sales as the risk of loss of this product had not passed to the customer. Accordingly, the Company deferred all revenue related to this product until such time as the product is provided to a patient with a prescription. As of December 31, 2005, the remaining balance of deferred revenue related to this product was $1.2 million. Through December 31, 2006, the Company had either recognized the revenue related to these units, or the product had been returned or estimated to be returned.

Cash Incentives.   During the third quarter of 2005, the Company offered certain additional incentives to a number of pharmacy customers. These cash incentives included placement and advertising assistance

NITROMED, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(all tabular amounts in thousands except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

in the amount of $328,000. The Company recorded this amount as a reduction to revenue during the year ended December 31, 2005. The Company did not offer cash incentives during the twelve month period ended December 31, 2006.

Sample Voucher and Co-Pay Card Program.   Beginning in the third quarter of 2005, the Company initiated a sample voucher program whereby the Company offered an incentive to patients in the form of a free 30-day trial, or approximately 100 tablets, of BiDil. The Company accounted for this program in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (“EITF No. 01-09”). These sample programs have historically had quarterly expiration dates such that each sample voucher program is only active for one quarter at a time. As a result, at the end of each quarter the Company can determine the actual amount of reimbursement claims received for the vouchers distributed during the quarter. The amount of reimbursement is recorded as a reduction to revenue. During the third quarter 2006, the Company initiated a six month co-pay program. As a result of these programs, the Company recorded a reduction to revenue of $0.5 million and $0.8 million for the years ended December 31, 2006 and 2005, respectively. The Company expects to continue to offer co-pay incentives in future periods.

Sales Discounts, Rebates and Allowances.   Sales discounts, rebates and allowances result primarily from sales under contract with healthcare providers, wholesalers, Medicare and Medicaid programs and other governmental agencies. The Company estimates rebates and contractual allowances, cash and contract discounts and other rebates by considering the following factors: current contract prices and terms, sales volume, and current actual average rebate rates. For the years ended December 31, 2006 and December 31, 2005, the Company recorded cash discounts, rebates and other allowances of $1.5 million and $0.5 million, respectively.

Collaboration Revenue.   The Company records collaboration revenue on an accrual basis as it is earned and when amounts are considered collectible. Revenues received in advance of performance obligations or in cases where the Company has a continuing obligation to perform services, are deferred and recognized over the contractual or estimated performance period. Revenues from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. When the Company is required to defer revenue, the period over which such revenue should be recognized is subject to estimates by management and may change over the course of the collaborative agreement. The Company had no collaboration revenue during the year ended December 31, 2006.

Accounts Receivable

Accounts receivable consists of amounts due from wholesalers and pharmacies for the purchase of BiDil. Ongoing evaluations of customers payment histories are performed and collateral is generally not required. As of December 31, 2006 and 2005, the Company has not reserved any amount for bad debts related to the sale of BiDil. The Company continuously reviews all customer accounts to determine if an allowance for uncollectible accounts is necessary. The Company currently provides substantially all of its customers with payment terms of net 30 days. Amounts past due from customers are determined based on contractual payment terms. Through December 31, 2006, payments have generally been made in a timely manner.

NITROMED, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(all tabular amounts in thousands except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range between three to five years. Leasehold improvements are amortized based upon the lesser of the term of the lease or the useful life of the asset. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable and recognizes an impairment loss when the estimated undiscounted cash flows are less than the carrying value of the asset. The asset is written down to its fair value, determined by either a quoted market price or by a discounted cash flow technique, whichever is more appropriate under the circumstances. During 2006, the Company recorded impairment charges of $1.3 million (See Note 7).

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Raw materials	$2,123	$2,599
Finished goods	723	481
Consigned inventory	—	167
Total	$2,846	$3,247

On a quarterly basis, the Company analyzes its current inventory levels and future irrevocable inventory purchase commitments and writes down inventory that has become un-saleable, or has a cost basis in excess of its expected net realizable value. In addition, the Company evaluates its future irrevocable inventory purchase commitments compared to forecasted product sales, the current level of inventory, and its related product dating. For the year ended December 31, 2006, the Company recorded inventory impairment charges of $1.1 million to cost of sales related to commercial trade and patient sample inventory product, and a $0.4 million charge to cost of sales for contractual purchase commitments in excess of expected future inventory requirements based on the Company’s sales forecast. For the year ended December 31, 2005, the Company recorded an inventory impairment charge of $5.6 million to cost of sales related to commercial trade and patient sample inventory product, and a $1.5 million charge to cost of sales for contractual purchase commitments in excess of expected future inventory requirements based on the Company’s sales forecast. At December 31, 2006, BiDil had an eighteen month shelf life. During the first quarter of 2007, BiDil’s shelf life for newly produced finished goods was increased to 24 months.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss  by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options and warrants.

NITROMED, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(all tabular amounts in thousands except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is antidilutive. Accordingly, basic and diluted net loss per share is the same.

Options to purchase 4,935,930, 3,819,676 and 3,246,631 shares of common stock for the years ended December 31, 2006, 2005 and 2004, respectively, and warrants to purchase -0-, 1,319 and 13,861 shares of common stock for the years ended December 31, 2006, 2005 and 2004, respectively, have been excluded from the computation of net loss per share as their effects would have been antidilutive.

Concentration of Credit Risk

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentration of credit risk consists principally of marketable securities and trade accounts receivable. The Company has no off-balance-sheet or concentrations of credit risk such as foreign exchange contracts, options contracts or other  hedging arrangements. The Company maintains its cash and cash equivalents and marketable securities balances with several high credit quality financial institutions.

The following table summarizes the number of trade customers that individually comprise greater than 10% of total revenues and their respective percentage of the Company’s total product revenues. This table excludes revenues from collaboration agreements. The Company recognized revenue in 2005 and 2004 from two collaborative partners:

	Number of Significant Customers	Percentage of Total Product Revenues by Customer
Year ended:		A	B	C
December 31, 2006	3	34%	36%	18%
December 31, 2005	3	44%	21%	14%

The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their respective percentage of the Company’s total accounts receivable:

	Number of Significant Customers	Percentage of Total Accounts Receivables by Customer
As of:		A	B	C
December 31, 2006	3	37%	30%	16%
December 31, 2005	2	21%	59%	—%

Concentration of Other Risks

The Company currently obtains one of the key active pharmaceutical ingredients for its commercial requirements for BiDil from a single source. The Company also utilizes one manufacturer to produce BiDil. The disruption or termination of the contract with the manufacturer of BiDil or of the supply of the commercial requirement for BiDil or a significant increase in the cost of the key active pharmaceutical

NITROMED, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(all tabular amounts in thousands except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

ingredient from this single source could have a material adverse effect on the Company’s business, financial position and results of operations.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses were $12.8 million, $20.1 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates relate to allowances for accounts receivable, product returns rates, contract rebates, the net realizable value of inventory, useful lives of fixed assets, accrued liabilities, and stock-based compensation. Actual results could differ from those estimates, and such differences may be material to the financial statements.

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

Segment Information

During the three years ended December 31, 2006, 2005 and 2004, the Company operated in one reportable business segment, developing nitric oxide enhancing medicines, under the management approach of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Stock-Based Compensation

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

NITROMED, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(all tabular amounts in thousands except per share amounts)

2. Summary of Significant Accounting Policies (Continued)

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized for the year ending December 31, 2006 includes:  (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods has not been restated.

See Note 8 for additional information relating to stock-based compensation.

New Accounting Standards

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 (beginning with the Company’s 2007 fiscal year), with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not believe the adoption of this standard will have a material impact on its financial position or results of operations.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006 (beginning with the Company’s 2006 fiscal year). The adoption of SAB 108 did not have any impact on the Company’s results of operations or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

NITROMED, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(all tabular amounts in thousands except per share amounts)

3. Cash Equivalents and Marketable Securities

The following is a summary of the fair market value of available-for-sale money market funds and marketable securities the Company held at December 31, 2006 and 2005:

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$21,074	$—	$—	$21,074
U.S. Government agencies
Due in one year or less	$—	$—	$—	$—
Due in one to three years	1,000	—	(13)	987
Taxable auction securities	18,400	—	—	18,400
Corporate securities
Due in one to three years	1,692	—	—	1,692
Total marketable securities	$21,092	$—	$(13)	$21,079

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$11,091	$—	$—	$11,091
U.S. Government agencies
Due in one year or less	$7,750	$—	$(20)	$7,730
Due in one to three years	1,000	—	(17)	983
Taxable auction securities	32,725	—	—	32,725
Corporate securities
Due in one year or less	9,045	—	(33)	9,012
Total marketable securities	$50,520	$—	$(70)	$50,450

As of December 31, 2006, taxable auction securities have maturity dates that range from 2007 to 2045. Marketable securities with maturity dates in excess of one year are classified as short term because they are available-for-sale securities and are available to be used in current operations.

4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2005
Laboratory furniture, fixtures and equipment	$2,343	$3,033
Office furniture, fixtures and equipment	903	1,514
Leasehold improvements	221	422
	3,467	4,969
Less accumulated depreciation and amortization	(2,504)	(1,977)
Total	$963	$2,992

NITROMED, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(all tabular amounts in thousands except per share amounts)

4. Property and Equipment (Continued)

On February 22, 2007, the Company sold certain equipment previously used in research and development activities and received proceeds in the amount of $528,000, which approximates the equipment’s net book value.

5. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2006	2005
Clinical trial and related costs	$362	$1,250
Sales and marketing	817	3,596
Compensation, and related benefits	1,425	1,446
Contracted purchase commitments	386	1,468
Returns reserves	1,339	99
Other	2,216	3,410
Total	$6,545	$11,269

6. Long-Term Debt

On June 28, 2005, the Company borrowed (i) $10.0 million from Oxford Finance Corporation (“Oxford”), and (ii) $10.0 million from General Electric Capital Corporation (“GECC”) pursuant to the terms of Promissory Notes (“the Notes”). The Notes bear interest at a fixed rate of 9.95% per annum and are payable in 36 consecutive monthly installments of principal and accrued interest, beginning on July 1, 2005. Also on June 28, 2005, the Company entered into Master Security Agreements with both Oxford and GECC (“the Agreements”). Under the terms of these Agreements, the Company granted to both Oxford and GECC a security interest in and against all of the property of the Company and in and against all additions, attachments, accessories and accessions to such property, all substitutions, replacements or exchanges, and all insurance and/or other proceeds (“the Collateral”). The Collateral comprises all of the Company’s personal property and fixtures including, but not limited to, all inventory, equipment, fixtures, accounts, deposit accounts, documents, investment property, instruments, general intangibles, chattel paper and any and all proceeds (but excluding intellectual property). The Collateral does not include any intellectual property or products (or interests in any intellectual property or products (including any royalties)) acquired, whether by purchase, license or otherwise, on or after the execution of the Agreements (collectively, “New Property”), nor do the Agreements limit any indebtedness secured by any New Property provided that debt or non-cash equity (e.g., stock) is used to acquire New Property. In the event that the Company uses cash to purchase New Property, Oxford’s and GECC’s existing liens will extend to such New Property. The Agreements also contain a Material Adverse Change clause with both Oxford and GECC. Under this clause, if Oxford or GECC reasonably determine that the Company’s ability to repay the Notes has been materially impaired, the Company would be considered in default. As of December 31, 2006, the Company was in compliance with this clause.

NITROMED, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(all tabular amounts in thousands except per share amounts)

6. Long-Term Debt (Continued)

The following schedule sets forth the principal payments due as of December 31, 2006:

2007	$6,925
2008	3,728
Total	$10,653

7. Restructuring

In the first quarter of 2006, the Company recorded a restructuring charge of $2.0 million related to a restructuring of its discovery research operations that was intended to better align costs with revenue and operating expectations. The restructuring charges pertained to employee severance and impairment of assets and were recorded in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

In connection with the restructuring plan, the Company terminated 30 employees in its discovery research group, or approximately 30% of the Company’s workforce, resulting in a charge of $1.4 million, which was accrued as of March 31, 2006. None of these employees remained employed as of March 31, 2006.

As a result of terminating these employees, the Company recorded an impairment charge for certain research laboratory equipment, computer equipment, and furniture and fixtures aggregating $597,000, for which the future use was uncertain. These assets were written down to their fair value utilizing a third party appraiser to estimate the fair value of the assets based on current market quotes and the current condition of the equipment, furniture and fixtures.

The following table summarizes the restructuring activity as of December 31, 2006 as part of the March 31, 2006 restructuring plan:

	Charge	Cash Payments and Write-offs	Accrued at December 31, 2006
Workforce reduction	$1,441,000	$(1,371,000)	$70,000
Impairment	597,000	(597,000)	—
Total	$2,038,000	$(1,968,000)	$70,000

In the fourth quarter of 2006, the Company recorded a restructuring charge of $3.2 million comprised of severance benefits of $2.5 million and impairment charges of $0.7 million for certain research and development equipment, leasehold improvements, furniture and fixtures, and computers. The restructuring charges were recorded in accordance with SFAS 146 and SFAS 144. The October 2006 restructuring program included the elimination of 120 sales personnel and 8 general and administrative and research and development personnel. None of these employees remained employed as of December 31, 2006. As a result of these terminations, the Company’s decision to no longer pursue research and development internally, and the Company’s decision to move to a smaller facility, certain

NITROMED, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(all tabular amounts in thousands except per share amounts)

7. Restructuring (Continued)

research and development equipment, leasehold improvements, furniture and fixtures, and computers became impaired. These assets were written down to the fair value based on either a third-party quote, or the estimated discounted cash flows they will generate over the estimated remaining economic life to the Company.

The following table summarizes the restructuring activity as of December 31, 2006 as part of the October 2006 restructuring plan:

	Charge	Cash Payments and Write-offs	Accrued at December 31, 2006
Workforce reduction	$2,500,000	$(2,271,000)	$229,000
Impairment	745,000	(745,000)	—
Total	$3,245,000	$(3,016,000)	$229,000

8. Stockholders’ Equity

Stockholders’ Equity

Public Offering

On January 2006, the Company completed a direct offering of shares of its common stock previously registered under its effective shelf registration statement, which was filed with the Securities and Exchange Commission, or the SEC, in August 2005. Pursuant to this offering, the Company sold approximately 6.1 million shares of its common stock to selected institutional investors at a price of $10.25 per share. Proceeds to the Company from this offering, net of offering expenses and placement agency fees, totaled approximately $58.5 million.

Stock Purchase Warrants

At December 31, 2005 and 2004, there were stock purchase warrants outstanding to purchase 1,319 and 13,861 shares of common stock, respectively, at exercise prices between $.01 and $.08 per share, which expire through 2007. During 2006 the remaining stock purchase warrants were exercised, and as a result there were no outstanding stock purchase warrants at December 31, 2006.

Stock Based Compensation

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

8. Stockholders’ Equity (Continued)

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

Stock Option Plans.   The Company’s Restated 1993 Equity Incentive Plan (the “1993 Plan”), which expired in accordance with its terms in 2003, provided for the grant of incentive stock options, nonstatutory stock options and restricted stock awards to purchase up to 2,288,200 shares of the Company’s common stock. Officers, employees, directors, consultants and advisors of the Company were eligible to receive grants of options under the 1993 Plan at a price not less than 100% (or 110% in the case of incentive stock options granted to 10% or greater stockholders) of the fair market value of the Company’s common stock, as determined by the Company’s Board of Directors, at the time the option was granted. In May 2003, the Company’s stockholders approved the 2003 Stock Incentive Plan (the “2003 Plan”), under which 800,000 shares of common stock were authorized for issuance. In October 2003, the stockholders of the Company approved an amended and restated 2003 Plan which provided, among other things, for an increase of shares authorized for issuance under the 2003 Plan to 2,500,000. In May 2005, the stockholders of the Company approved an amendment to the 2003 Plan which provided for an increase of shares authorized for issuance under the 2003 Plan to 3,600,000, and the adoption of an “evergreen” provision that allows for an annual increase in the number of shares of the Company’s common stock available for issuance under the 2003 Plan. The evergreen provision provides for an annual increase to be added on the first day of each fiscal year of the Company during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2013. The increase provided by the evergreen provision is equal to the lesser of (i) 1,400,000 shares of the Company’s common stock, (ii) 4% of the outstanding shares on that date or (iii) an amount determined by the Company’s Board of Directors. In January 2006, an additional 1,219,679 shares of common stock were reserved for issuance under the 2003 Plan. Pursuant to the evergreen provision, in January 2007 an additional 1,400,000 shares of common stock were reserved for issuance under the 2003 Plan.

While the Company may grant options to employees that become exercisable at different times or within different periods, the Company generally has granted options to employees that are exercisable in equal annual installments of 25% on each of the first four anniversary dates of the grant.

Employee Stock Purchase Plan.   On August 18, 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The first offering period began on January 1, 2004. During the years ended December 31, 2006, 2005, and 2004, the Company issued and sold 32,398, 37,358 and 30,342 shares of common stock, respectively, under the ESPP. In May 2006, the stockholders of the Company approved an amendment to the ESPP, which provided for an increase of shares available for issuance under the ESPP to 150,000, and the adoption of an “evergreen” provision that allows for an annual increase in the number of shares of the Company’s common stock available for issuance under the ESPP. The evergreen provision provides for an annual increase to be added on the first day of each fiscal year of the Company during the period beginning in fiscal year 2007 and ending on the

NITROMED, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(all tabular amounts in thousands except per share amounts)

8. Stockholders’ Equity (Continued)

last day of fiscal year 2010, such increase to be equal to the lesser of (i) 150,000 shares of the Company’s common stock or (ii) a lesser amount determined by the Company’s Board of Directors. Under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which the Company applied to awards under the ESPP prior to January 1, 2006, the Company was not required to recognize stock-based compensation expense for the stock options or shares issued under the ESPP. Upon adoption of SFAS 123R, the Company began recording stock-based compensation expense related to the ESPP. Pursuant to the evergreen provision, in January 2007 an additional 150,000 shares of common stock were reserved for issuance and sale under the ESPP.

Grant-date Fair Value.   The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	December 31,
	2006	2005	2004
Expected volatility	74%	73%	94%
Risk-free interest rate	4.7%	4.0%	3.6%
Expected lives	5.4 years	6.0 years	4.0 years
Expected dividend	—	—	—

Using the Black-Scholes option-pricing model, the weighted average grant date fair values of options granted during the years ended December 31, 2006, 2005 and 2004 were  $4.14, $11.51 and $9.66, respectively.

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

Stock-Based Compensation Expense.   The Company is using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 6.4% to all unvested options as of December 31, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

NITROMED, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(all tabular amounts in thousands except per share amounts)

8. Stockholders’ Equity (Continued)

The adoption of SFAS 123R on January 1, 2006 had the following impact on fiscal 2006 results: net loss was higher by $8.0 million, and diluted loss per share was higher by $0.22, than if the Company had continued to account for stock-based compensation under APB 25.

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS 123 for the years ended 2005 and 2004. For purposes of this pro-forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Years Ended December 31,
	2005	2004
Net loss as reported	$(105,852)	$(29,773)
Add: Stock-based employee compensation expense included in reported net loss	626	1,512
Deduct: Stock-based employee compensation expense determined under fair value based method	(5,961)	(2,645)
Pro forma net loss	$(111,187)	$(30,906)
Basic and diluted net loss per share
As reported	$(3.49)	$(1.14)
Pro forma	$(3.66)	$(1.18)

Stock-Based Compensation Activity

A summary of the activity under the Company’s stock options plans as of December 31, 2006 and changes during the year then ended is presented below:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	3,820	$9.39
Options granted	3,833	$6.65
Options exercised	(461)	$1.50
Options canceled	(2,256)	$11.80
Options outstanding at December 31, 2006	4,936	$6.90	7.9	$34,050
Options exercisable at December 31, 2006	2,050	$6.58	6.2	$13,486
Options expected to vest at December 31, 2006(1)	2,406	$7.13	9.1	$17,149

(1)          Options expected to vest is calculated by applying an estimated forfeiture rate to unvested options.

During the year ended December 31, 2006, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1,887,000, and the total amount of cash received from exercise of these options was $693,000. The

NITROMED, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(all tabular amounts in thousands except per share amounts)

8. Stockholders’ Equity (Continued)

total grant-date fair value of stock options that vested during the year ended December 31, 2006 was approximately $3.7 million.

As of December 31, 2006, there was $10.9 million of total unrecognized compensation cost related to unvested share based awards. This cost is expected to be recognized over a weighted average period of 1.4 years.

During 1999 and 2000, the Company granted performance-based options to purchase 75,100 and 100,000 shares of common stock, respectively, with an exercise price of $1.30, to certain employees, which allow for acceleration of the vesting period upon the occurrence of certain defined events. Of the 100,000 options granted in 2002, 5,000 options were forfeited in 2002. Based on the terms of the arrangements, the awards were required to be accounted for as variable, and compensation expense was measured as the difference between the fair market value of the Company’s common stock at the reporting period date and the exercise price of the award. Compensation expense is recognized over the vesting period. The Company recognized a reversal of stock based compensation expense of ($261,000) for the year ended December 31, 2005, and an expense of $529,000 for the year ended December 31, 2004. In connection with the adoption of SFAS123R, these awards became fixed and their associated expense is included in stock-based compensation expense for the year ended December 31, 2006.

During 2003 and 2002, the Company granted options to purchase 413,250 and 241,000 shares of common stock, respectively, to employees at exercise prices below the deemed fair value for accounting purposes of the Company’s common stock. The weighted average exercise price of these options is $2.00 per share. The Company recorded deferred stock compensation expense related to these grants of $3,317,000 and $566,000 for the years ended December 31, 2003 and 2002, respectively. These amounts were being recognized as stock-based compensation expense ratably over the vesting period of four years. Included in the results of operations for the years ended December 31, 2005 and 2004 is stock based compensation expense of $887,000 and $982,000, respectively. In connection with the adoption of SFAS 123R in January 2006, the Company reversed the remaining deferred stock compensation balance of $1,208,000. The fair value of these awards is accounted for in accordance with SFAS 123R, and related stock compensation expense is included in the statement of operations for the year ended December 31, 2006.

Since 1999, the Company has granted options to purchase a total of 201,000 shares of common stock to nonemployees at a weighted-average exercise price of $3.50 per share, of which 125,000 remained outstanding at December 31, 2006. The Company has applied the recognition provisions of EITF 96-18 related to these stock options and utilized the Black-Scholes option pricing model to determine the fair value of these stock options at each reporting date. In connection with these awards, the Company recognized a reversal of stock based compensation expense of ($239,000), and ($133,000) for the years ended December 31, 2006, and 2005, respectively, and an expense of $1,011,000 for the year ended December 31, 2004.

9. Operating Lease

On January 30, 2004, the Company executed a lease for 52,000 square feet of laboratory and office space in Lexington, Massachusetts. The rent obligation for the building commenced on August 7, 2004,

NITROMED, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(all tabular amounts in thousands except per share amounts)

9. Operating Lease (Continued)

which was 30 days after the date the Company commenced occupancy of the building. The lease is for a term of ten years with options that permit renewals for additional five-year periods. The Company has the option to terminate the lease at the end of the fifth year for a fee of $4.2 million. The expected minimum rental commitments under the lease agreement are $1,505,000, $1,505,000, $1,566,000, $1,688,000 and $1,688,000 for each year in the five calendar year period ending December 31, 2011, respectively, and $4.5 million in total for the remainder of the lease term. In addition to the minimum lease commitment, the lease agreement requires the Company to pay its pro rata share of property taxes and building operating expenses. Rent expense was $1.7 million, $1.7 million and $0.6 million for the years ended 2006, 2005 and 2004, respectively. Under the lease, a security deposit of $800,000 is required to be held in escrow for the life of the lease. This amount has been recorded as restricted cash. The Company is in the process of negotiating the assignment of this lease.

On February 23, 2007, the Company entered into a lease pursuant to which the Company agreed to lease 19,815 square feet at another facility located in Lexington, Massachusetts to accommodate its smaller workforce. The term of this lease is for sixty-six months beginning on the commencement date, which is defined in the lease as the earlier of (i) the day immediately following the substantial completion of certain improvements to the premises as set forth in the lease or (ii) the first day on which the Company occupies all or any portion of the premises for the conduct of its business. The expected minimum rental commitments under the lease agreement are $401,000, $542,000, $560,000, $580,000 and $592,000 for each year in the five calendar year period ending December 31, 2011, respectively, and $456,000 in total for the remainder of the lease term. In addition, the Company is obligated to pay a certain portion of the operating expenses and the real property taxes associated with the premises, as calculated pursuant to the terms of the lease. Under the lease, a security deposit in the amount of $190,000 is required to be held in escrow for the term of the lease.

10. License, Manufacturing and Commercialization Agreements

The Company has entered into various research, license and commercialization agreements to support its research and development and commercialization activities.

Elan.   In February 2007, in connection with the Company’s efforts to develop BiDil XR, the Company entered into a license agreement with Elan Pharma International Limited (“Elan”). Pursuant to the agreement, Elan granted to the Company an exclusive worldwide license, for the term of the agreement, to certain know-how, patents and technology, and any improvements to any of the foregoing developed by either party during the term of the agreement.  Pursuant to this license, the Company has the right to import, use, offer for sale and sell the oral capsule formulation incorporating specified technology referred to in the agreement and containing, as its sole active combination of ingredients, the combination of the active drug substances isosorbide dinitrate and hydralazine hydrochloride, including BiDil XR.  In consideration for the grant of the license, the Company has agreed to pay Elan royalties that are calculated by reference to annual net sales parameters set forth in the agreement.  In addition, the Company has also agreed to pay Elan specified amounts upon the achievement of specified development and commercialization milestone events of up to $2.5 million.

The term of the agreement runs in the United States from the effective date of the agreement until the later of (a) the 20th anniversary of the date of the first sale of the product by us or a permitted

NITROMED, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(all tabular amounts in thousands except per share amounts)

10. License, Manufacturing and Commercialization Agreements (Continued)

sublicensee to an unaffiliated third party, which is referred to in the agreement as the first in market sale, or (b) the expiration of the last-to-expire patent for the product listed in the FDA’s “Orange Book.”  Elsewhere in the world, the term will run on a country by country basis from the effective date of the agreement until the later of (a) the 20th anniversary of the date of the first in market sale of the product in the country concerned or (b) the expiration of the life of the last to expire patent included in the Elan intellectual property in that country.  Following the expiration of the initial term, the agreement shall continue automatically for rolling 3 year periods thereafter, unless the agreement has been terminated by either of the parties by serving 1 year’s written notice on the other party immediately prior to the end of the initial term or any such additional 3 year period.  Either Elan or the Company may terminate the agreement in the event of a material, uncured breach by the other party, or if the other party goes into liquidation or becomes bankrupt or insolvent.  In addition, the Company may terminate the agreement in the event of a technical failure, which is defined as the inability to achieve a pharmacokinetic profile for the product consistent with that of BiDil administered three times daily (at 6 hour intervals).  Elan may terminate the agreement with respect to a particular country in the territory in the event that the Company does not meet certain obligations set forth in the agreement with respect to such country, provided that Elan must first consult with us and, if applicable, provide us with an opportunity to meet such obligations prior to exercising Elan’s termination rights.

Boston Scientific Collaboration.   In November 2001, the Company entered into a research, development and license agreement with Boston Scientific in the field of restenosis. The Company granted Boston Scientific an exclusive worldwide license to develop and commercialize nitric oxide-enhancing cardiovascular stents. The Company also granted to Boston Scientific a right of first refusal to obtain an exclusive license under the Company’s nitric oxide technologies to commercialize products for restenosis, which right of first refusal is for a period of three years after the end of the research term. In December 2003, the Company agreed to extend the agreement to continue the research and development collaboration through December 2005. The research term of the Boston Scientific agreement expired on December 31, 2005, although certain rights extend beyond this term. Boston Scientific made an up-front license payment of $1.5 million to the Company in 2001, and made an additional payment of $3.0 million in December 2003 in connection with the extension of the research and development collaboration. The Company recognized the up-front license payments ratably over the term of the contractual performance obligation. For the years ended December 31, 2005, and 2004, the Company recognized revenue of $1.6 million, respectively. In the event that specified research, development and commercialization milestones were achieved, Boston Scientific would have been obligated to make milestone payments to the Company. In addition, Boston Scientific also would have been obligated to pay royalties to the Company on the sale of any products resulting from the collaboration. Boston Scientific made a $3.5 million equity investment in the Company’s stock in 2001. In August 2003, in connection with a private placement, Boston Scientific made an additional $500,000 equity investment the Company’s stock.

Merck Collaboration.   From December 2002 until November 2004, the Company was party to an exclusive, worldwide research, collaboration and licensing agreement that granted Merck a license to certain existing nitric oxide-enhancing COX-2 technology and any technology pertaining to the license technology developed by the Company under this agreement. The research portion of the agreement was for three years, and the Company was obligated to perform certain research and development activities in consideration of quarterly fees totaling $7.2 million. In consideration of this license in 2003, the Company

NITROMED, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(all tabular amounts in thousands except per share amounts)

10. License, Manufacturing and Commercialization Agreements (Continued)

received an upfront non-refundable license payment of $10.0 million, and two payments, each of $5.0 million, for achieving the first two milestones. The license fee revenue and the revenue from the first $5.0 million milestone payment were recognized ratably over the contractual term of the research and development program, which was expected to end on December 31, 2005. The revenue from the second $5.0 million payment was recognized in the fourth quarter of 2003, the period in which Merck achieved the milestone. On September 30, 2004, Merck halted the phase II trial of the Company’s lead candidate in nitric oxide-enhancing COX-2 inhibitors. This lead nitric oxide candidate is composed of a derivative of rofecoxib. Rofecoxib is the active ingredient in Vioxx, a COX-2 inhibitor which Merck voluntarily withdrew from worldwide markets on September 30, 2004. In November 2004, the Company agreed with Merck to terminate the collaboration agreement. Merck paid the Company a lump sum of $1.8 million, representing the full amount of the research funding owed to the Company for 2005, however, the Company will not receive any commercialization milestones or royalty payments from Merck. As a result of the termination of this agreement, the Company accelerated the recognition of deferred license revenue of $5.3 million in the fourth quarter of 2004, and the Company recognized the lump sum payment of $1.8 million as revenue in the fourth quarter of 2004. Under this agreement the Company recognized revenue of $14.9 million for the year ended December 31, 2004.

Dr. Jay N. Cohn.   In January 1999, as amended in January 2001 and March 2002, the Company entered into a collaboration and license agreement with Dr. Jay N. Cohn. Under the agreement, Dr. Cohn licensed to the Company an exclusive worldwide royalty-bearing license to technology and inventions owned or controlled by Dr. Cohn and that relate to BiDil for the treatment of cardiovascular disease. Upon achieving certain developmental events, the Company was required to make milestone payments totaling $1.0 million, which were recorded as a charge to research and development expenses in 2004. Upon commercial sale of BiDil, the Company is required to make royalty payments based on net sales at varying rates depending on sales volume. The royalty terms expires upon the later of the expiration of the patent rights or ten years from the first commercial sale. During the years ended December 31, 2006 and 2005, the Company incurred royalty expenses of $364,000 and $134,000, respectively. The agreement imposes upon the Company an obligation to use reasonable best efforts to develop and, upon receipt of regulatory approval, manufacture, market and commercialize products based upon the licensed rights. If the Company fails to meet this obligation, Dr. Cohn has the right to terminate the agreement and the license granted to the Company under the agreement. Dr. Cohn also has the right to terminate the agreement if the Company materially breaches the agreement and fails to remedy the breach within 30 days. The Company has the right to terminate the agreement at any time upon 30 days’ prior written notice. Unless earlier terminated, the agreement continues in perpetuity. Pursuant to the agreement, Dr. Cohn was appointed to the Company’s then-current scientific advisory board, entered into a consulting agreement with the Company and was granted an option to purchase 10,000 shares of the Company’s common stock.

NITROMED, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(all tabular amounts in thousands except per share amounts)

11. Income Taxes

A reconciliation of federal statutory income tax provision to the Company’s actual provision is as follows:

	Year Ended December 31,
	2006	2005	2004
Benefit at federal statutory tax rate	$(24,255)	$(35,990)	$(10,123)
State taxes, net of federal benefit	(4,473)	(6,637)	(1,867)
Non-deductible expenses	910	254	157
Unbenefited operating losses	27,818	42,373	11,833
Income tax provision	$—	$—	$—

The significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$81,642	$59,805
Capitalized research costs, net of amortization	27,386	24,991
Tax credit carryforwards	6,663	6,245
Deferred revenue	83	1
Depreciation	422	(29)
Accrued expenses	218	991
Other	3,979	146
	120,393	92,150
Valuation allowance	(120,393)	(92,150)
Net deferred tax assets	$—	$—

The Company has increased its valuation allowance by $28,243,000 in 2006 to provide a full valuation allowance for deferred tax assets since the realization of these benefits is not considered more likely than not. At December 31, 2006, the Company had unused net operating loss carryforwards of $206,896,000 available to reduce federal taxable income expiring in 2010 through 2025 and $190,072,000 available to reduce state taxable income expiring in 2006 through 2010. The Company also has federal and state research tax credits of  $7,755,000 available to offset federal and state income taxes, both of which expire beginning in 2010. The net operating losses and tax credit carryforwards may be subject to the annual limitation provisions of Internal Revenue Code Sections 382 and 383. No income tax payments were made in 2006, 2005 or 2004.

12. Commitments and Contingencies

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

FDA-approved generic version of BiDil. During the third quarter of 2005, the Company entered into a separate consulting agreement with FoxKiser following the approval by the FDA of BiDil. During the years ended December 31, 2006, 2005 and 2004, the Company recorded charges of $0.9 million, $1.6 million and $1.9 million, respectively, pertaining to the legal consulting fees, and $364,000, $134,000 and $-0-, respectively, pertaining to royalty expenses related to these agreements.

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

In November 2004, as amended in May 2005, the Company executed an agreement with Publicis Selling Solutions, Inc. (“Publicis”), a contract sales organization, pursuant to which, on the Company’s behalf, Publicis employed and trained a specialty sales force consisting of approximately 142 sales representatives to sell BiDil to the Company’s target prescriber markets. The Company recorded costs in 2006 and 2005 of $10.8 million and $29.8 million, respectively, excluding one-time start-up costs and project costs. The Company transitioned the Publicis sales force internally to NitroMed in May 2006 and paid a liquidated damages fee of $500,000 and a sales force transition fee of $348,000 in the second quarter of 2006. As a result of the sales force transition, the Company no longer has a significant contractual commitment with Publicis.

On February 16, 2005, the Company engaged Schwarz Pharma Manufacturing, Inc. (“Schwarz Pharma”) under a five-year exclusive manufacturing and supply agreement solely for the three times daily immediate release dosage formulation of BiDil. Under the supply agreement, the Company has the right to engage a backup manufacturer. At December 31, 2006, the Company has outstanding binding purchase orders of $1.1 million for production of BiDil finished goods.

13. Retirement Plan

The Company sponsors a 401(k) plan covering substantially all employees. The plan provides for salary deferral contributions by participants of up to 75% of eligible wages not to exceed Federal requirements. Those employees over 50 years old are permitted to contribute an additional amount per Federal limits ($4,000 per year for 2005). In October 2005, the Board of Directors approved an employee match in the form of shares of the Company’s common stock equal to 50% of employee contributions, limited to the first 6% of salary contributed to the 401(k) plan. For the years ended December 31, 2006, and 2005, the Company recorded expenses of $411,000 and $88,000, respectively, related to the plan.

14. Related Party Transactions—Boston University

Dr. Joseph Loscalzo, a member of the Company’s board of directors, is the Physician-in-Chief and Chair of the Department of Medicine at Brigham and Women’s Hospital in Boston, Massachusetts. Dr. Loscalzo has served as a consultant to the Company since 1992, as the chair of the Company’s scientific advisory board since 1999 and currently as the chair of the Company’s technical review committee, which replaced the Company’s scientific review board at the beginning of fiscal year 2006. In October 2003, the

NITROMED, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(all tabular amounts in thousands except per share amounts)

14. Related Party Transactions—Boston University (Continued)

Company entered into a consulting agreement with Dr. Loscalzo, as amended in April 2004, pursuant to which the Company agreed to pay Dr. Loscalzo an annual retainer of $55,000 for his services. The agreement is for a period of ten years, subject to the Company’s right to terminate the agreement at any time on 30 days’ notice. In 2006, 2005 and 2004, the Company paid Dr. Loscalzo an aggregate of $58,000, $68,000 and $75,000, respectively.

In June 1993, as amended in July 1997, January 1999 and December 2002, the Company entered into a research and license agreement with the Trustees of Boston University (“BU”). Under the agreement, the Company agreed to fund a multi-year research program under Dr. Loscalzo’s direction at BU in the area of nitric oxide-enhancing medicines. The Company’s funding is principally for laboratory equipment and supplies as well as a portion of the salary of Martin Feelish, Ph.D., a professor of medicine at BU and a member of the Company’s scientific advisory board (which was replaced at the beginning of 2006 by the technical review committee of which Dr. Feelish is not a member). The Company has also agreed to provide Dr. Feelish with access to the Company’s research facilities at the BU School of Medicine. Under the agreement, in exchange for the Company’s sponsored research funding, BU has granted the Company exclusive worldwide royalty-bearing rights to technology and inventions owned by BU at the effective time of, or developed in the course of, the sponsored research program. The Company has agreed to pay royalties to BU on all products sold or distributed by the Company or its affiliates that incorporate or utilize inventions, material or information specified in the agreement. In 2006, 2005 and 2004, the Company made payments to BU of $36,000, $120,000 and $221,000, respectively, pursuant to this agreement, excluding the lease payments described below.

In May 2003, the Company entered into an oral agreement with BU pursuant to which the Company leases approximately 1,500 square feet of laboratory space from BU at its Evans Biomedical Research Center in Boston, Massachusetts. The lease had a term of three years, and the Company makes annual rental payments of $60,000 pursuant to the lease. As provided above, the Company has agreed to make this space available to Dr. Feelish of BU. In each of 2006, 2005 and 2004, the Company made payments to BU under this agreement of $30,000, $60,000, and $60,000, respectively.

15. Quarterly Results of Operations (Unaudited)

The following table presents unaudited quarterly financial data of the Company:

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$2,316	$2,855	$3,427	$3,488
Net loss	(25,924)	(18,280)	(16,520)	(10,613)
Basic and diluted net loss per share	$(0.75)	$(0.50)	$(0.45)	$(0.29)
Weighted average common shares used to compute net loss per share	34,597	36,724	37,090	37,147

NITROMED, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(all tabular amounts in thousands except per share amounts)

15. Quarterly Results of Operations (Unaudited) (Continued)

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.   Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NitroMed, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that NitroMed, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NitroMed, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that NitroMed, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, NitroMed, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of NitroMed, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of NitroMed, Inc. and our report dated March 6, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 6, 2007

(c)           Changes in Internal Controls.

No change in our internal control over financial reporting occurred during the fiscal year ending December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information regarding our directors and executive officers may be found under the captions “Election of Directors,” “Executive Officers” and “Corporate Governance” in the Proxy Statement for our 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee may be found under the captions “Board of Directors Meetings and Committee Meetings” and “Report of the Audit Committee” in the Proxy Statement for our 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) Beneficial Ownership Reporting Compliance may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

ITEM 11.         EXECUTIVE COMPENSATION

Information with respect to this item may be found under the captions “Compensation Discussion and Analysis,” “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Employment Agreements,” in the Proxy Statement for our 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item may be found under the caption “Certain Relationships and Related Transactions” and “Director Independence” in the Proxy Statement for our 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item may be found under the caption “Audit Fees” in the Proxy Statement for our 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)                    Financial Statements.

For a list of the financial information included herein, see “Index to Financial Statements” on page 57.

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

NITROMED, INC.
Date: March 8, 2007	By:	/s/ KENNETH M. BATE
Kenneth M. Bate
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KENNETH M. BATE	President and Chief Executive Officer	March 8, 2007
Kenneth M. Bate	and Director (Principal Executive Officer)
/s/ JAMES G. HAM, III	Vice President, Chief Financial Officer,	March 8, 2007
James G. Ham, III	Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
/s/ ROBERT S. COHEN	Director	March 8, 2007
Robert S. Cohen
/s/ FRANK L. DOUGLAS, M.D., PH.D.	Director	March 8, 2007
Frank L. Douglas, M.D., Ph.D.
/s/ ZOLA HOROVITZ, PH.D.	Director	March 8, 2007
Zola Horovitz, Ph.D.
/s/ ARGERIS KARABELAS, PH.D.	Director	March 8, 2007
Argeris Karabelas, Ph.D.
/s/ MARK LESCHLY	Director	March 8, 2007
Mark Leschly
/s/ JOHN W. LITTLECHILD	Director	March 8, 2007
John W. Littlechild
/s/ JOSEPH LOSCALZO, M.D., PH.D.	Director	March 8, 2007
Joseph Loscalzo, M.D., Ph.D.
/s/ DAVEY S. SCOON	Director	March 8, 2007
Davey S. Scoon
/s/ CHRISTOPHER J. SOBECKI	Director	March 8, 2007
Christoper J. Sobecki

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-108104))
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-108104))
*10.1	Restated 1993 Equity Incentive Plan (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-108104))
*10.2	Amended and Restated 2003 Stock Incentive Plan, as amended
*10.3

Form of Incentive Stock Option Agreement Granted Under Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50439))

*10.4

Form of Nonstatutory Stock Option Agreement Granted Under Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50439))

*10.5	2003 Employee Stock Purchase Plan, as amended
10.6†

Development and License Agreement between the Company and Boston Scientific Corporation dated November 20, 2001 (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-108104))

10.7†

Research and License Agreement between the Company and Brigham and Women’s Hospital, Inc. dated August 1, 1992, as amended November 22, 1996 (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-108104))

10.8†

Collaboration and License Agreement between the Company and Professor Jay N. Cohn dated January 22, 1999, as amended January 29, 2001 and March 15, 2002 (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-108104))

10.9

Amendment No. 1 to Collaboration and License Agreement between the Company and Professor Jay N. Cohn dated August 10, 2000 2004 (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50439))

10.10†

Research and License Agreement between the Company and Trustees of Boston University dated June 1, 1993, as amended January 1, 1999 (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-108104))

10.11†	Agreement between the Company and FoxKiser dated April 26, 2001 (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-108104))
10.12†

Agreement between the Company and John D. Folts dated March 13, 1995, as amended, November 22, 1996 and December 2, 1998 (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-108104))

*10.13	Letter Agreement between the Company and L. Gordon Letts dated November 4, 1993 (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-108104))

10.14

Fourth Amended and Restated Stockholders’ Agreement among the Company and the stockholders named therein dated May 22, 2001, as amended November 20, 2001, May 12, 2003 and July 31, 2003 (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-108104))

10.15

Form of Warrant to purchase shares of the Company’s Common Stock, together with a schedule of warrant holders (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-108104))

10.16

Letter Agreement between the Company, Boston University School of Medicine and Martin Feelisch, Ph.D. dated May 5, 2003 (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50439))

10.17

Consulting Agreement between the Company and Joseph Loscalzo, M.D., Ph.D. dated October 27, 2003, as amended on April 1, 2004 (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50439))

10.18

Letter Agreement between the Company and Merck Frosst Canada & Co. dated November 8, 2004 (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on November 8, 2004 (File No. 000-50439))

*10.19

Letter Agreement between the Company and James G. Ham, III dated September 3, 2004 (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50439))

10.20†

Supply Agreement between the Company and Schwarz Pharma Manufacturing, Inc. dated as of February 16, 2005 (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50439))

*10.21

Letter Agreement between the Company and Michael D. Loberg, Ph.D., dated as of June 16, 2006 (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on June 22, 2006 (File No. 000-50439))

*10.22	Executive Severance Benefit Plan (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-50439))
*10.23	Amendment No. 1 to Executive Severance Benefit Plan (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on August 22, 2006 (File No. 000-50439))
*10.24

Form of Agreement entered into by and between the Company and certain of its executive officers, together with a schedule of such officers (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 000-50439))

*10.25

Form of Amendment No. 1 to Agreement entered into by and between the Company and certain of its executive officers, together with a schedule of such officers (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on August 22, 2006 (File No. 000-50439))

*10.26

Employment Offer Letter between the Company and Kenneth M. Bate, dated as of January 19, 2007 (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on January 25, 2007 (File No. 000-50439))

*10.27

Retention Agreement between the Company and Kenneth M. Bate, dated as of January 23, 2007 (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on January 25, 2007 (File No. 000-50439))

*10.28

Severance Agreement between the Company and Kenneth M. Bate, dated as of January 23, 2007 (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on January 25, 2007 (File No. 000-50439))

*10.29	Employment Offer Letter between the Company and Gerald Bruce, dated as of January 10, 2006, as amended on April 24, 2006
10.30†	License Agreement between the Company and Elan Pharma International Limited, dated as of February 9, 2007
10.31	Lease between the Company and The Realty Associates Fund VI, L.P., dated as of February 23, 2007
10.32

Lease between the Company and PM Atlantic Lexington, LLC dated January 30, 2004 (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50439))

14.1	Code of Business Conduct and Ethics (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50439))
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K

†                    Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission