Form 10-Q
period 2007-03-31
NITROMED INC
filed 2007-05-02
CIK 927829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File Number 000-50439

NitroMed, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3159793
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

45 Hayden Avenue, Suite 3000, Lexington, Massachusetts	02421
(Address of Principal Executive Offices)	(Zip Code)

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

As of April 27, 2007, the registrant had 38,229,426 shares of Common Stock, $0.01 par value per share, outstanding.

NITROMED, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

NITROMED, INC.
CONDENSED BALANCE SHEETS
(in thousands, except par value amounts)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$16,184	$21,074
Marketable securities	16,298	21,079
Accounts receivable	1,491	1,370
Inventories	3,034	2,846
Prepaid expenses and other current assets	1,007	570
Total current assets	38,014	46,939
Property and equipment, net	301	963
Restricted cash	191	803
Total assets	$38,506	$48,705
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,326	$1,923
Accrued expenses	5,708	6,545
Accrued restructuring	—	299
Deferred revenue	65	206
Current portion of long-term debt	7,098	6,925
Total current liabilities	15,197	15,898
Long-term debt	1,887	3,728
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 65,000 shares authorized; 37,476 and 37,181 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	375	372
Additional paid-in capital	344,974	342,528
Accumulated deficit	(323,922)	(313,808)
Accumulated other comprehensive loss	(5)	(13)
Total stockholders’ equity	21,422	29,079
Total liabilities and stockholders’ equity	$38,506	$48,705

See accompanying notes.

NITROMED, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
	2007	2006
Product sales	$3,568	$2,316
Cost and operating expenses:
Cost of product sales	954	896
Research and development (1)	3,007	6,152
Sales, general and administrative (1)	8,948	19,632
Restructuring charge	1,004	2,038
Total cost and operating expenses	13,913	28,718
Loss from operations	(10,345)	(26,402)
Non-operating income:
Interest income	469	874
Interest expense	(238)	(396)
	231	478
Net loss	$(10,114)	$(25,924)
Basic and diluted net loss per common share	$(0.27)	$(0.75)
Shares used in computing basic and diluted net loss per common share	37,263	34,597

(1)          Includes stock-based compensation expense as follows:

Research and development	$542	$713
Sales, general and administrative	$1,429	$1,021

See accompanying notes.

NITROMED, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net loss	$(10,114)	$(25,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178	236
Non-cash restructuring charge	—	597
Stock-based compensation expense	1,971	1,734
Changes in operating assets and liabilities:
Accounts receivable	(121)	3,376
Inventories	(188)	91
Prepaid expenses and other current assets	(437)	540
Deferred revenue	(141)	(2,931)
Accounts payable and accrued expenses	(434)	(3,898)
Accrued restructuring charge	(299)	1,441
Net cash used in operating activities	(9,585)	(24,738)
Investing activities
Purchase of property and equipment	(44)	(100)
Sale of equipment	528	—
Purchases of marketable securities	17,813	24,375
Sales of marketable securities	(13,024)	(32,227)
Other assets	612	1
Net cash provided by (used in) investing activities	5,885	(7,951)
Financing activities
Proceeds from sale of common stock	—	58,562
Principal payments on long-term debt	(1,668)	(1,510)
Proceeds from employee stock plans	478	87
Net cash provided by (used in) financing activities	(1,190)	57,139
Net change in cash and cash equivalents	(4,890)	24,450
Cash and cash equivalents at beginning of period	21,074	11,091
Cash and cash equivalents at end of period	$16,184	$35,541

See accompanying notes.

NITROMED, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

(1)                                 Operations and Basis of Presentation

The accompanying unaudited financial statements of NitroMed, Inc. (“NitroMed” or the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2007. These unaudited financial statements should be read in conjunction with the Company’s latest annual audited financial statements and related notes thereto included in the Company’s Annual Report on Form  10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2007.

The Company’s principal source of revenue is from the sale of BiDil® (isosorbide dinitrate/hydralazine hydrochloride), the Company’s product for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapies.  The Company has used and will continue to require substantial funds to manufacture, market and sell BiDil during 2007 and beyond. The Company also expects to incur additional expenses relating to the ongoing development of an extended release formulation of BiDil, known as BiDil XR™, which commenced early-stage clinical development in October 2006. The Company believes that its existing cash, cash equivalents and marketable securities, and cash it expects to generate from sales of BiDil, will be sufficient to fund its current business plan for at least the next nine months.  However, no assurances can be given that such BiDil revenues will, in fact, be realized, or that the Company will have sufficient capital to meet its obligations for the next nine-month period. The Company will require substantial additional cash to fund its operations beyond the next nine-month period, and may seek to raise these funds through financings, including public or private equity offerings, collaborative arrangements with corporate partners or a combination of any of the foregoing. There can be no assurance that funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company will be required to delay, scale back or eliminate some or all of its sales and marketing efforts for BiDil, as well as its development efforts with respect to BiDil XR.   The Company may also be required to license to others the right to develop or commercialize products or technologies that the Company would otherwise seek to develop and commercialize on its own.  The Company could also be required to limit, scale back or cease its operations, any of which would have a material and adverse effect on the Company.

(2)           Revenue Recognition

As discussed above, the Company’s principal source of revenue is from the sale of BiDil. BiDil was launched and began shipping in the third quarter of 2005.

Product Sales/Deferred Revenue.   The Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and recognizes revenue from product sales upon delivery of product to wholesalers or pharmacies, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesalers and pharmacies, and collectibility of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, the Company defers the recognition of revenue until such time that risk of loss has passed. In addition, the Company evaluates the level of shipments to wholesalers and pharmacies on a quarterly basis compared to the estimated level of inventory in the channel, remaining shelf-life of the product shipped, weekly prescription data and quarterly forecasted sales. The cost of BiDil associated with amounts recorded as deferred revenue are recorded in inventory until such time as risk of loss has passed.

Sales Returns, Allowances, Rebates and Discounts.   The Company’s product sales are subject to returns, wholesaler allowances, rebates, and cash and contract discounts that are customary in the pharmaceutical industry. A large portion of the Company’s product sales are made to pharmaceutical wholesalers for further distribution through pharmacies to patients, who are consumers of the product. All revenues from product sales are recorded net of applicable allowances for sales returns, wholesaler allowances, rebates and cash and contract discounts. The Company determines the provisions for sales returns, allowances, rebates and discounts based primarily on estimates and contractual terms. In developing a reasonable estimate for the reserve for product returns, the Company considers the factors in paragraph 8 of Statement of Financial Accounting Standards No. 48, Revenue Recognition When a Right of Return Exists. The Company believes it has developed a reasonable estimate of returns based on actual return data compared to product shipped. The Company will continue to monitor actual returns as the Company develops more sales experience with BiDil.

Product Returns.   Consistent with industry practice, the Company offers contractual return rights that allow customers to return product only during the period that is six months prior to, and twelve months after product expiration. Commercial product shipped during 2005 and the first half of 2006 had a shelf-life of twelve months from date of manufacture with expiration dates ranging from April 2006 to April 2007. During the third quarter of 2006, the Company began shipping commercial product with an expiration date of 18 months.  During the first quarter of 2007, BiDil’s shelf life for newly produced finished goods was increased to 24 months.  Factors that are considered in the Company’s estimate of future product returns include an analysis of the amount of product in the wholesaler and pharmacy channels, discussions with key wholesalers and other customers regarding inventory levels and shipment trends, review of consumer consumption data based on aggregate weekly prescription data derived from Source Projected Launchtrac provided by Wolters Kluwer Health, and the remaining time to expiration of the Company’s product. At March 31, 2007 and December 31, 2006, the Company’s product return reserve was $1.2 million and $1.3 million, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. Based on the factors noted above, among others, the Company believes its estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to the Company’s financial statements.

Sample Voucher and Co-Pay Programs.   Beginning in the third quarter of 2005, the Company initiated a sample voucher program whereby the Company offers an incentive to patients in the form of a free 30-day trial, or approximately 100 tablets, of BiDil. The Company accounts for this program in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. These sample voucher programs have a six month expiration date, such that each sample voucher program is active for two quarters at a time. As a result, at the end of each quarter the Company can determine the actual amount of reimbursement claims received for the sample vouchers distributed during the quarter, and use this actual information to estimate the usuage for the next quarter. The amount of reimbursement is recorded as a reduction to revenue. For the three month periods ended March 31, 2007 and 2006, the Company recorded a reduction to revenue of $28,000 and $343,000, respectively. The Company expects to continue to offer sample voucher and co-pay incentives in future periods.

Sales Discounts, Rebates and Allowances.   Sales discounts, rebates and contractual allowances result primarily from sales under contracts with healthcare providers, wholesalers, Medicare and Medicaid programs and other governmental agencies. The Company estimates sales discounts, rebates and contractual allowances by considering the following factors: current contract prices, terms, sales volume, estimated customer and wholesaler inventory levels and current average rebate rates. For the three month periods ended March 31, 2007 and 2006, the Company recorded sales discounts, rebates and other allowances of $1.5 million, and $0.7 million, respectively.

Collaboration Revenue.   The Company records collaboration revenue on an accrual basis as it is earned and when amounts are considered collectible. Revenues received in advance of performance obligations, or in cases where the Company has a continuing obligation to perform services, are deferred and recognized over the contractual or estimated performance period. Revenues from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. When the Company is required to defer revenue, the period over which such revenue should be recognized is subject to estimates by management and may change over the course of the collaborative agreement. The Company had no collaboration revenue for the three month periods ended March 31, 2007 and 2006.

(3)           Accounts Receivable

Accounts receivable consists of amounts due from wholesalers and pharmacies for the purchase of BiDil. Ongoing evaluations of customers’ credit worthiness are performed and collateral is generally not required. As of March 31, 2007, the Company has not reserved any amount for bad debts related to the sale of BiDil. The Company continuously reviews all customer accounts to determine if an allowance for uncollectible accounts is necessary. The Company currently provides substantially all of its customers with payment terms of net 30 days. Amounts past due from customers are determined based on contractual payment terms. Through March 31, 2007, payments have generally been made in a timely manner.

(4)           Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$1,986	$2,123
Finished goods	1,048	723
Total	$3,034	$2,846

On a quarterly basis, the Company analyzes its current inventory levels and future irrevocable inventory purchase commitments and writes down inventory that has become un-saleable or has a cost basis in excess of its expected net realizable value. In addition, the Company evaluates its future irrevocable inventory purchase commitments compared to forecasted product sales, the current level of inventory and its related product dating. Expired inventory is disposed of, and the related costs are written off. For the three month periods ended March 31, 2007 and 2006, the Company recorded inventory impairment charges of $384,000 and $482,000, respectively.

(5)                                 Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the first three months of 2007 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards. Results for prior periods have not been restated.

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

In January 2007, the Company modified the terms of certain vested stock option awards previously granted to the Company’s former interim president and chief executive officer in order to extend the term of the exerciseability of the vested portion of the options from three months following the cessation of employment to five years following the cessation of employment.  As a result of this modification, the Company incurred a stock-based compensation charge in the amount of $459,000.

In March 2007, the Company entered into restricted stock agreements with key executive officers and employees of the Company, pursuant to which these employees were granted a total of 728,227 shares of the Company’s common stock under the 2003 Plan, which are subject to forfeiture to the Company under certain circumstances.  The forfeiture provision lapses, as follows: 25% vest on the date that is six months after the grant date; 25% vest on the first anniversary of the grant date; and 50% vest on the second anniversary of the grant date.  Upon a change in control of the Company or upon termination of the employee’s employment without cause, all unvested restricted shares shall immediately vest in full. The Company will recognize $2.4 million of stock-based compensation expense related to the awards ratably over the service period based on the intrinsic value of the awards on the date of grant.  The Company recognized $54,000 of stock-based compensation expense for the three months ended March 31, 2007.

In connection with recording stock-based compensation related to non-employees, the Company recorded an expense of $17,000 for the three months ended March 31, 2007, and a reversal of ($34,000) for the three months ended March 31, 2006.

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Information pertaining to stock options and related assumptions is noted in the following table:

	Three Months Ended March 31,
	2007	2006
Options granted (in thousands)	605	2,139
Weighted-average exercise price of stock options	$2.71	$9.46
Weighted-average grant date fair-value of stock options	$1.60	$6.59
Assumptions:
Volatility	76%	73%
Risk-free interest rate	4.7%	4.6%
Expected life (years)	5.0	6.5
Dividend	None	None

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

The Company is using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 6.5% to all unvested options as of March 31, 2007. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

A summary of option activity under the Company’s 2003 Plan as of March 31, 2007, and changes during the three month period then ended is presented below (in thousands, except weighted average data):

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,936	$6.90
Granted	605	$2.71
Exercised	(208)	$0.95
Forfeited/Cancelled	(448)	$6.98
Outstanding at March 31, 2007	4,885	$6.63	7.90	$1,602
Exercisable at March 31, 2007	2,052	$7.34	6.36	$743
Options expected to vest at March 31, 2007 (1)	2,255	$6.10	8.26	$834

(1) Options expected to vest is calculated by applying an estimated forfeiture rate to unvested options.

During the three months ended March 31, 2007 and 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $434,000 and $345,000, respectively, and the total amount of cash received from exercise of these options was $197,000 and $87,000, respectively. The total grant-date fair value of stock options that vested during the three months ended March 31, 2007 and 2006 was approximately $886,000 and $755,000, respectively.

As of March 31, 2007, there was $9.2 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 1.4 years.

A summary of the Company’s restricted stock award activity as of March 31, 2007 and changes during the three-month period then ended is presented below:

	Restricted Shares Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Non-vested shares outstanding at December 31, 2006	—	$—
Awards granted	728	$3.23
Restrictions lapsed	—	$—
Awards forfeited	—	$—
Non-vested shares outstanding at March 31, 2007	728	$3.23

As of March 31, 2007, there was $2.4 million of total unrecognized compensation cost related to unvested restricted shares. The total fair value of these share-based awards is expected to be recognized over the vesting term of 2.0 years.

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

In connection with the restructuring plan, the Company terminated 30 employees in its discovery research group, or approximately 30% of the Company’s workforce, resulting in a charge of $1.4 million. None of these employees remained employed as of March 31, 2006.

As a result of terminating these employees, the Company recorded an impairment charge for certain research laboratory equipment, computer equipment, and furniture and fixtures in an aggregate amount of $597,000 due to the fact that these assets would no longer be utilized. These assets were written down to their fair value utilizing a third party appraiser to estimate the fair value of the assets based on current market quotes and the current condition of the equipment, furniture and fixtures.

The following table summarizes the restructuring activity as of March 31, 2007 as part of the March 2006 restructuring plan:

	Charge	Cash Payments and Write-offs	Accrued at December 31, 2006	Cash Payments	Accrued at March 31, 2007
Workforce reduction	$1,441,000	$(1,371,000)	$70,000	$(70,000)	$—
Impairment	597,000	(597,000)	—	—	—
Total	$2,038,000	$(1,968,000)	$70,000	$(70,000)	$—

On October 10, 2006, the Company recorded a restructuring charge of $3.2 million comprised of severance benefits of $2.5 million and impairment charges of $0.7 million for certain research and development equipment, leasehold improvements, furniture and fixtures, and computers. The restructuring charges were recorded in accordance with SFAS 146 and SFAS 144. The October 2006 restructuring program included the elimination of 120 sales personnel and 8 general and administrative and research and development personnel. None of these employees remained employed as of December 31, 2006. As a result of these terminations, the Company’s decision to no longer pursue research and development internally, and the Company’s decision to move to a smaller facility, certain research and development equipment, leasehold improvements, furniture and fixtures, and computers became impaired. These assets were written down to the fair value based on either a third-party quote, or the estimated discounted cash flows they would generate over their estimated remaining economic life to the Company.

The following table summarizes the restructuring activity as of March 31, 2007 as part of the October 2006 restructuring plan:

	Charge	Cash Payments and Write-offs	Accrued at December 31, 2006	Cash Payments	Accrued at March 31, 2007
Workforce reduction	$2,500,000	$(2,271,000)	$229,000	$(229,000)	$—
Impairment	745,000	(745,000)	—	—	—
Total	$3,245,000	$(3,016,000)	$229,000	$(229,000)	$—

In the first quarter of 2007, the Company recorded a restructuring charge of $1.0 million related to vacating its former headquarters location. The charge was recorded pursuant to SFAS 146. In March 2007, the Company entered into an Assignment of Lease and Assumption Agreement (the “Assignment Agreement”) with Shire Human Genetic Therapies, Inc. (“Shire”), pursuant to which the Company assigned  its lease for office and laboratory space located at 125 Spring Street in Lexington, Massachusetts (the “Spring Street Lease”).  Pursuant to the terms of the Assignment Agreement, the Company agreed to pay Shire the amount of approximately $1,160,000 as consideration for Shire’s assumption of the Spring Street Lease. In addition to this charge, the Company incurred $612,000 in expenses primarily related to real estate brokerage fees and clean-up costs.  Offsetting these charges was a reversal of $768,000 in accrued rent related to the Spring Street Lease. All amounts were paid as of March 31, 2007, and the Company had no further obligation related to this lease.

(7)                                 Accumulated Other Comprehensive Loss

The Company presents comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income is comprised entirely of net loss and unrealized gains and losses on available-for-sale marketable securities. For the three months ended March 31, 2007 and 2006, total comprehensive loss equaled $10,106,000 and $25,875,000, respectively.

(8)                                 Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities, which comprise stock options and restricted stock, is anti-dilutive. Accordingly, basic and diluted net loss per share are the same.

As of March 31, 2007 and 2006, options to purchase 4,884,580 and 5,126,666 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be anti-dilutive. In addition, 728,227 shares of restricted common stock issued in March 2007 are also not included.

(9)                                 Single Source Suppliers

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

(10)                          Concentration of Credit Risk

Statement of Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no off-balance-sheet or concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash and cash equivalents and marketable securitites balances with several high-credit quality financial institutions.

The following table summarizes the number of trade customers that individually comprise greater than 10% of total revenues and their respective percentage of the Company’s total revenues:

	Number of
	Significant	Percentage of Total Revenues by Customer
	Customers	A	B	C
Three months ended:
March 31, 2007	3	38%	36%	17%
March 31, 2006	3	35%	27%	21%

The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their respective percentage of the Company’s total accounts receivable:

	Number of
	Significant	Percentage of Total Revenues by Customer
	Customers	A	B	C
Three months ended:
March 31, 2007	3	40%	29%	20%
December 31, 2006	3	30%	37%	16%

To date, the Company has not written off any significant accounts receivable.

(11)                          Long Term Debt

On June 28, 2005, the Company borrowed (i) $10.0 million from Oxford Finance Corporation (“Oxford”), and (ii) $10.0 million from General Electric Capital Corporation (“GECC”) pursuant to the terms of Promissory Notes (the “Notes”). The Notes bear interest at a fixed rate of 9.95% per annum and are payable in 36 consecutive monthly installments of principal and accrued interest, beginning on July 1, 2005. Also on June 28, 2005, the Company entered into Master Security Agreements with both Oxford and GECC (the “Agreements”). Under the terms of these Agreements, the Company granted to both Oxford and GECC a security interest in and against all of the property of the Company and in and against all additions, attachments, accessories and accessions to such property, all substitutions, replacements or exchanges, and all insurance and/or other proceeds (the ‘Collateral”). The Collateral comprises all of the Company’s personal property and fixtures including, but not limited to, all inventory, equipment, fixtures, accounts, deposit accounts, documents, investment property, instruments, general intangibles, chattel paper and any and all proceeds (but excluding intellectual property). The Collateral does not include any intellectual property or products (or interests in any intellectual property or products (including any royalties)) acquired, whether by purchase, license or otherwise, on or after the execution of the Agreements (collectively, “New Property”), nor do the Agreements limit any indebtedness secured by any New Property provided that debt or non-cash equity (e.g., stock) is used to acquire New Property. In the event that the Company uses cash to purchase New Property, Oxford’s and GECC’s existing liens will extend to such New Property.

The Agreements also contain a material adverse change clause with both Oxford and GECC. Under this clause, if Oxford or GECC reasonably determines that the Company’s ability to repay the Notes has been materially impaired, the Company would be considered in default. As of March 31, 2007, the Company was in compliance with this clause.

In February 2007, in connection with (i) the Company’s assignment to Shire of certain office furniture, laboratory equipment and other personal property pursuant to the terms of the Assignment Agreement and (ii) the sale of certain laboratory equipment previously used by the Company’s discovery research group, the Company entered into a Release of Collateral (the “Release”) with both Oxford and GECC.  Pursuant to the terms of each Release, GECC and Oxford released any and all security interests or liens that either GECC or Oxford had in all laboratory equipment, office furniture and leasehold improvements and fixtures then located at 125 Spring Street in Lexington, Massachusetts as of the date of the Release. In addition, GECC and Oxford each released any and all security interests or liens that either GECC or Oxford may have had in any and all computer and electronic equipment, wherever located, to the extent that such computer and electronic equipment was acquired by the Company prior to the date of the Release.

(12)                          Commitments and Contingencies

In connection with the Company’s efforts to obtain the approval of BiDil from the FDA, the Company contracted with the law firm of FoxKiser LLC (“FoxKiser”) for services related to the regulatory approval process for BiDil. The agreement provided for payment of legal consulting fees upon receipt of written FDA approval of BiDil. On June 23, 2005, the Company received written FDA approval of BiDil, and in July 2005 the Company paid FoxKiser $2.4 million pursuant to the terms of this agreement. In addition, the agreement requires the Company to pay royalties to FoxKiser on commercial sales of BiDil. The royalty term ends six months after the date of market introduction of an FDA-approved generic version of BiDil. During the third quarter of 2005, the Company entered into a separate consulting agreement with FoxKiser following the approval by the FDA of BiDil, which ceased to be effective in the third quarter of 2006. During the three month periods ended March 31, 2007 and 2006, the Company recorded charges of $-0- and $0.3 million, respectively, pertaining to the legal consulting fees related to these agreements. During the three month periods ended March 31, 2007 and 2006, the Company also paid royalties to FoxKiser in the amounts of $0.1 million and $0.1 million, respectively.

In February 2005, the Company engaged Schwarz Pharma Manufacturing, Inc. under a five-year exclusive manufacturing and supply agreement solely for the three times daily immediate release dosage formulation of BiDil. Under the supply agreement, the Company has the right to engage a backup manufacturer, but to date has not elected to use this right. In connection with this supply agreement, the Company placed a binding purchase order of $432,000 for production of BiDil finished goods to occur during the second quarter of 2007.

(13)                          New License Agreement

In February 2007, in connection with the Company’s efforts to develop BiDil XR, the Company entered into a license agreement with Elan Pharma International Limited (“Elan”). Pursuant to the agreement, Elan granted to the Company an exclusive worldwide license, for the term of the agreement, to certain know-how, patents and technology, and any improvements to any of the foregoing developed by either party during the term of the agreement.  Pursuant to this license, the Company has the right to import, use, offer for sale and sell the oral capsule formulation incorporating specified technology referred to in the agreement and containing, as its sole active combination of ingredients, the combination of the active drug substances isosorbide dinitrate and hydralazine hydrochloride, including BiDil XR.  In consideration for the grant of the license, the Company has agreed to pay Elan royalties that are calculated by reference to annual net sales parameters set forth in the agreement.  In addition, the Company has also agreed to pay Elan specified amounts upon the achievement of specified development and commercialization milestone events of up to $2.5 million of which $250,000 was paid in the three month period ended March 31, 2007.

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

(14)                          Operating Lease

In February 2007, the Company entered into a lease for 19,815 square feet at 45 Hayden Avenue in Lexington, Massachusetts (the “Hayden Avenue Lease”). The term of the Hayden Avenue lease is for sixty-six months beginning on April 1, 2007. The expected minimum rental commitments under the Hayden Avenue lease are $401,000 in 2007, $542,000 in 2008, $560,000 in 2009, $580,000 in 2010 and $592,000 in, 2011, and $456,000 for the nine month period ending September 2012.

In March 2007, the Company entered into the Assignment Agreement with Shire, pursuant to which the Company assigned  its lease for office and laboratory space located at 125 Spring Street in Lexington, Massachusetts. The Company is no longer responsible for obligations under the Spring Street Lease.

(15)                          New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 has no impact to the Company’s financial position or results of operations.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an emerging pharmaceutical company with substantial expertise and intellectual property in nitric oxide-based drug development. We have devoted substantially all of our efforts towards the research and development of our product candidates and the commercialization of our currently marketed product, BiDil®. Since our inception, we have mainly funded our operations through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from our collaborative partners, and more recently, sales of BiDil. We have never been profitable and have incurred an accumulated deficit of $323.9 million as of March 31, 2007.

In June 2005, the FDA approved our product, BiDil, for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapies. BiDil is an orally administered fixed-dose combination of isosorbide dinitrate and hydralazine hydrochloride. We commercially launched BiDil in July 2005. We engaged Schwarz Pharma under a five-year manufacturing and supply agreement exclusively for the three times daily immediate release dosage formulation of BiDil.

In March 2006, we eliminated our discovery research program and terminated substantially all of the employees in our discovery research group in a restructuring of our company that was intended to better align costs with revenue and operating expectations. In connection with our restructuring in March 2006, we determined to limit our future internal development activities to the continued development of an extended release formulation of BiDil designed to be taken once per day, known as BiDil XR™, as well as efforts to out-license our nitric oxide-enhancing technology in exchange for potential milestone payments and royalties on sales.

In October 2006, we implemented a revised strategy and business model in order to focus our resources on the development of BiDil XR as expeditiously as possible. As part of this strategic shift, we eliminated our sales force and replaced it with a small team of highly experienced senior cardiovascular business managers focused on hospitals and key opinion leaders, resulting in a net reduction of approximately 120 in sales force headcount. In addition, we also eliminated approximately 20% of our general and administrative personnel in connection with this restructuring program. Our current sales organization is managed by our senior vice president of commercial operations and is comprised of approximately 25 to 30 people. In April 2007, we began to implement a program designed to double our sales force in specific geographic areas with a focus on selected prescriber targets.

While we are assembling this highly specialized team, our sales force will continue to focus on regional and national thought-leader physicians, current BiDil prescribers, as well as key institutions in metropolitan centers that treat, and influence the treatment of, large numbers of African-Americans diagnosed with heart failure. We also continue to explore additional marketing methods that can be utilized to reach the broader number of existing and potential BiDil prescribers. We believe that this strategy will allow us to refocus the market presence of the current BiDil formulation as we continue our development efforts with respect to BiDil XR. Preclinical studies with BiDil XR have been positive, and we commenced early-stage clinical development of BiDil XR in October 2006. We expect to provide further updates on the clinical timeline and regulatory pathway for BiDil XR after preliminary clinical data have been assessed.

In connection with our efforts to develop BiDil XR, in February 2007, we entered into a license agreement with Elan Pharma International Limited, or Elan, pursuant to which Elan granted to us an exclusive worldwide royalty-bearing license, with specified sublicense rights, to specified intellectual property of Elan, as well as any improvements to any of the foregoing developed by either party during the term of the agreement. Pursuant to the license, we may import, use, offer for sale and sell an oral capsule formulation incorporating specified technology owned or controlled by Elan and containing, as its sole active combination of ingredients, the combination of the active drug substances isosorbide dinitrate and hydralazine hydrochloride. In consideration for the grant of the license, we have agreed to pay Elan royalties that are calculated by reference to annual net sales parameters set forth in the agreement. In addition, we have also agreed to pay Elan specified amounts upon the achievement of specified development and commercialization milestone events set forth in the agreement.

In the near-term, a key driver of our success will be our ability to successfully commercialize and sustain market penetration of BiDil with our restructured and smaller specialty sales force and to accelerate the development of, and obtain regulatory approval for, the commercial sale of BiDil XR. Since we commercially launched BiDil in July 2005, we have generated approximately $20.1 million in product sales, including product sales of $3.6 million in the three month period ending March 31, 2007. We will need to generate significant revenues from sales of BiDil and, if approved, BiDil XR, to achieve profitability. At the present time, we are unable to estimate the level of revenues that we will realize from the sales of BiDil or, if approved, BiDil XR. We are therefore unable to estimate when we will achieve profitability, if at all. We have also applied our nitric oxide technology to develop novel pharmaceuticals, as well as safer and more effective versions of existing drugs, and to target significant diseases that are characterized by a deficiency in nitric oxide.

As a result of our restructurings in March and October 2006, we expect that research, development and commercialization expenses will decline in 2007 as compared to 2006, due primarily to a decrease in headcount and research and commercialization activities, partially offset by an increase in ongoing development expenses for BiDil XR. We estimate that our operating expenses related to research and development and sales, general and administrative functions for the year ended December 31, 2007 will be approximately $55 million, excluding cost of product sales but including share-based compensation expense related to Statement of Financial Accounting Standards No. 123R. We estimate that our operating expenses will be reduced on an annualized basis by approximately $30 million as a result of our March 2006 and October 2006 restructurings. At March 31, 2007, our principal source of liquidity was $32.5 million of cash and cash equivalents and marketable securities.

We believe that our existing cash, cash equivalents and marketable securities, as well as cash expected to be generated from sales of BiDil, will be sufficient to fund our current business plan for at least the next nine months. We have used and will continue to require substantial funds to manufacture, market and sell BiDil during 2007 and beyond. We also expect to incur additional expenses relating to the ongoing development of BiDil XR. Accordingly, we will require substantial additional cash to fund our operations beyond the next nine-month period.  We may seek to raise these funds through financings, including public or private equity offerings, collaborative arrangements with corporate partners or a combination of any of the foregoing. Even if we are able to raise additional capital, there can be no assurance that funds will be available on terms that are acceptable to us, if at all.  If adequate funds are not available, we will be required to delay, scale back or eliminate some or all of our sales and marketing efforts for BiDil, as well as our development efforts with respect to BiDil XR. We may also be required to license to others the right to develop or commercialize products or technologies that we would otherwise seek to develop and commercialize on our own.  We could also be required to limit, scale back or cease our operations, any of which would have a material and adverse effect on our business, financial condition and results of operations.

Financial Operations Overview

Revenue. Our first commercial product, BiDil, was launched in July 2005, and generated product sales of $3.6 million in the first quarter of 2007. Prior to the launch of BiDil, all of our revenue had been derived from license fees, research and development payments and milestone payments that we received from our corporate collaborators. In future years, we will seek to generate revenue from a combination of product sales, license fees, and milestone and royalty payments in connection with collaborative or strategic relationships, as well as royalties resulting from the license of our intellectual property. We expect that any collaborative revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development, milestone and other payments received under our collaborative or strategic relationships and related continuing obligations, as well as the timing and amount of revenue we recognize for the sale of our products, to the extent any are successfully commercialized.

Research and Development. Research and development expense consists of expenses incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers for independent monitoring and analysis of our clinical trials, costs of contract research and manufacturing, product development costs, costs of facilities and BiDil medical support costs.

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

•  BiDil XR. The current formulation of BiDil is an immediate-release tablet that must be taken three times daily. We are currently pursuing the development of BiDil XR, an extended release formulation of BiDil, that could be taken once a day. To date, we have incurred approximately $4.5 million in connection with the development of BiDil XR. Preclinical studies with BiDil XR have been positive, and we commenced clinical development of BiDil XR during October 2006. Because of its stage of development, and the uncertainties inherent in pharmaceutical development generally, we may not be able to successfully develop and commercialize BiDil XR. Moreover, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material cash inflows are expected to commence, if at all, for BiDil XR.

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

Results of Operations

Three Months Ended March 31, 2007 and 2006

Revenue. Total revenue for the three months ended March 31, 2007 was $3.6 million compared to $2.3 million for the three months ended March 31, 2006. Product sales of BiDil accounted for all of the revenue for both the three month periods ended March 31, 2007 and 2006.

Cost of Product Sales. Cost of product sales was $954,000 for the three month period ended March 31, 2007 and $896,000 for the three month period ended March 31, 2006. For the three month periods ended March 31, 2007 and 2006, we recorded inventory impairment charges of $384,000 and $482,000, respectively.  These inventory impairment charges were related to commercial trade and patient sample inventory product in excess of expected future inventory requirements and future purchase commitments, based on our current sales forecast.

Research and Development. Research and development expense for the three months ended March 31, 2007 was $3.0 million compared to $6.2 million for the three months ended March 31, 2006. The $3.2 million, or 51%, decrease in research and development expenses in the current period was primarily due to $1.3 million in reduced headcount expenses as a result of our restructuring action in March 2006, and a $1.8 million decrease in medical expenditures supporting the commercial launch of BiDil. These decreases are partially offset by increased spending related to the development of BiDil XR.

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Research and Development Program (in millions)
BiDil	$1.2	$3.3
BiDil XR	1.7	0.1
Other discovery research	0.1	1.1
Nitric oxide-enhancing cardiovascular compounds	—	1.5
Nitric oxide-enhanced stents	—	0.2
Total research and development expense	$3.0	$6.2

Sales, General and Administrative. Sales, general and administrative expense for the three months ended March 31, 2007 was $8.9 million compared to $19.6 million for the three months ended March 31, 2006. The $10.7 million, or 54% decrease in sales, general and administrative expense was primarily due to a decrease of $6.6 million in expenses related to our former contract sales force agreement with Publicis, $2.9 million in decreased advertising expenses and $0.9 million of severance benefits related to the cessation of service on March 20, 2006 of our then-president and chief executive officer and our then-chief financial officer, chief business officer and treasurer.

Restructuring Charge. On March 31, 2006, we recorded charges of $2.0 million for a restructuring of our discovery research operations that was intended to better align costs with revenue and operating expectations. The restructuring charges pertain to employee severance benefits and impairment of assets. The restructuring charges were recorded in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In connection with the restructuring plan, we terminated 30 employees from our discovery research group, or approximately 30% of our workforce, resulting in a charge of $1.4 million, which was accrued as of March 31, 2006. None of these employees remained employed as of March 31, 2006, and no amounts were payable at March 31, 2007. As a result of terminating these employees we recorded an impairment charge for certain research laboratory equipment, computer equipment, and furniture and fixtures aggregating $597,000. These assets were written down to their fair value utilizing a third party appraiser to estimate fair value based on current market quotes and the current condition of the equipment, furniture and fixtures.

In the first quarter of 2007, we recorded a restructuring charge of $1.0 million related to vacating our former headquarters location. The charge was recorded pursuant to Statement of Financial Accounting Standards No. 146. In March 2007, we entered into an Assignment of Lease and Assumption Agreement, which we refer to as the Assignment Agreement, with Shire Human Genetic Therapies, Inc., or Shire, pursuant to which we assigned our lease for office and laboratory space located at 125 Spring Street in Lexington, Massachusetts, which we refer to as the Spring Street Lease.  Pursuant to the terms of the Assignment Agreement, we agreed to pay Shire the amount of approximately $1,160,000 as consideration for Shire’s assumption of the Spring Street Lease. In addition to this charge, we incurred $612,000 in expenses primarily related to real estate brokerage fees and clean-up costs.  Offsetting these charges was a reversal of $768,000 in accrued rent related to the Spring Street Lease. All amounts were paid as of March 31, 2007.

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

Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As such, we generally recognized no compensation cost for employee stock options. The adoption of SFAS 123R under the modified prospective application method allowed us to recognize compensation cost beginning with the effective date based on (a) the requirement of SFAS 123R for all share-based payments granted after the effective date and (b)  the requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Under the modified prospective application method, prior periods are not restated for the effect of SFAS 123R.

As a result of adopting SFAS 123R on January 1, 2006, we recognized $1.9 million and $1.7 million in stock-based compensation expense for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, the total unrecognized compensation cost related to unvested awards was approximately $11.6 million, which will be recognized over a weighted average period of 1.4 years.

Non-Operating Income. Non-operating income for the three months ended March 31, 2007 was $231,000 compared to $478,000 for the three months ended March 31, 2006. The $247,000, or 52%, decrease was primarily due to lower fund balances available for investment, offset by a $158,000 reduction in interest expense incurred on long-term debt.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from our collaborative partners and, more recently, sales of BiDil. As of March 31, 2007, we have received net proceeds of $323 million from the issuance of equity securities, primarily as the result of the sale of $99.1 million of our redeemable convertible preferred stock, net proceeds of $60.1 million from our initial public offering in November 2003, net proceeds of $81.8 million from our follow-on public offering in December 2004, and net proceeds of $58.5 million from our registered direct offering in January 2006. At March 31, 2007, we had $32.5 million in cash, cash equivalents and marketable securities.

During the three months ended March 31, 2007, operating activities used cash of $9.6 million, primarily due to a net loss of $10.1 million, and decreases in accounts payable and accrued expenses of $0.4 million, a reduction in accrued restructuring charges of $0.3 million, and an increase in prepaid expenses and other current assets of $0.4 million, offset by stock-based compensation expense of $2.0 million.

During the three months ended March 31, 2007, investing activities provided cash of $5.9 million primarily due to net sales of marketable securities of $4.8 million, the sale of $0.5 million in fixed assets, and a reduction of restricted cash in the amount of $0.6 million.

During the three months ended March 31, 2007, financing activities used cash of $1.2 million due to $1.7 million in long-term debt payments, offset by $0.5 million in proceeds from employee stock purchases.

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

The agreements that we entered into with each of Oxford and GECC in connection with the notes also contain a material adverse change clause with both Oxford and GECC. Under this clause, if Oxford or GECC reasonably determine that our ability to repay the notes has been materially impaired, we would be considered in default. As of March 31, 2007, we were in compliance with this clause.  As of March 31, 2007, we had paid aggregate principal in the amount of $11.0 million

In February 2007, in connection with (i) our assignment to Shire Human Genetic Therapies, Inc., or Shire, of certain office furniture, laboratory equipment and other personal property in connection with the assignment to Shire of the lease for our former office and laboratory space located at 125 Spring Street in Lexington, Massachusetts and (ii) the sale of certain laboratory equipment previously used by our discovery research group, we entered into a release of collateral with both Oxford and GECC.  Pursuant to the terms of each release, GECC and Oxford released any and all security interests or liens that either GECC or Oxford had in all laboratory equipment, office furniture and leasehold improvements and fixtures then located at 125 Spring Street in Lexington, Massachusetts as of the date of the release.  In addition, GECC and Oxford each released any and all security interests or liens that either GECC or Oxford may have had in any and all computer and electronic equipment, wherever located, to the extent that such computer and electronic equipment was acquired by us prior to the date of the release.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2007, and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than five years
Long term debt	9,594,000	7,675,000	1,919,000	—	—
Operating lease obligation	$3,131,000	$535,000	$1,110,000	$1,179,000	$307,000
Purchase obligations (1)	432,000	432,000	—	—	—
License milestones(2)	—	—	—	—	—
Total contractual cash obligations	$13,157,000	$8,642,000	$3,029,000	$1,179,000	$307,000

(1)  In  January 2007, we placed a binding purchase order in the approximate amount of $0.4 million with Schwarz Pharma Manufacturing, Inc. for production of BiDil finished goods during the second quarter of 2007.

(2)  On February 9, 2007, we entered into a License Agreement with Elan, pursuant to which we may be obligated to pay certain milestone payments in the aggregate amount of $2,500,000, of which $250,000 was paid in the first quarter of 2007.  We are uncertain as to the timing of any future payments pursuant to the terms of the License Agreement.

We believe that our existing cash, cash equivalents and marketable securities, as well as cash expected to be generated from sales of BiDil, will be sufficient to fund the current business plan for at least the next nine months. We will require substantial additional funding in the future and may seek that funding through collaborative co-promotion arrangements and/or public or private financings. However, additional funding may not be available to us on acceptable terms, if at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or convertible debt securities, further dilution to our existing stockholders may result. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail certain of our sales and marketing efforts, as well as our development efforts with respect to BiDil XR.  In addition, we may be required to limit, scale back or cease our operations.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue and related reserves, accounts receivable, inventories, accrued expenses and the factors used to determine the fair value assigned to our stock options. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no material changes in our judgments or estimates during the first quarter of 2007. For a detailed explanation of the judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2006, which is on file with the Securities and Exchange Commission, or SEC.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (beginning with our 2007 fiscal year). The adoption of FIN 48 had no material impact on our financial position or results of operations.

Inflation

We believe the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include the risk factors set forth below under Part II, Item 1A., “Risk Factors.” Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, except as specifically required by law or the rules of the S EC, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate and U.S. government-related securities, directly or through managed funds, with maturities of two years or less. In addition, we hold auction rate securities that reset monthly.  However, the maturities of these securities at March 31, 2007 range from 2007 to 2045. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.    Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this Quarterly Report on Form 10-Q, in evaluating NitroMed and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected.

The following risk factors restate and supersede the risk factors previously disclosed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

•       our ability to recruit and train our specialty sales force and the effectiveness of our sales force in influencing prescribing behavior with heart failure specialists and key institutions;

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

We have used and will continue to require substantial funds to manufacture, market and sell BiDil during 2007 and beyond. We also expect to incur additional expenses relating to the ongoing development of BiDil XR, which commenced clinical development during October 2006. We believe that our existing cash, cash equivalents and marketable securities, as well as cash expected to be generated from sales of BiDil, will be sufficient to fund the current business plan for at least the next nine months.

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

We will require substantial additional funding in the future and may seek such funding through collaborative co-promotion arrangements and/or public or private financings. While we are actively seeking financing alternatives, we currently have no firm commitments for additional capital through any of such sources. Additional financing may not be available to us on acceptable terms, if at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be compelled to significantly curtail our sales and marketing efforts for BiDil and/or our development efforts with respect to BiDil XR. We may also be compelled to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products. We could also be required to limit, scale back of cease its operations, any of which would have a material and adverse effect on our business, financial condition and results of operations.

Poor performance by our sales force, or difficulties arising from the restructuring and expansion of our sales organization, could prevent us from achieving the results we need to maintain market presence of BiDil.

In October 2006, we initiated a restructuring program that included a reduction of our sales force and administrative headcount. As part of the restructuring program, we eliminated our existing sales force and replaced it with a small team of highly experienced senior cardiovascular business managers focused on hospitals and key opinion leaders, resulting in a net reduction of approximately 120 in sales force headcount. In addition, we also eliminated approximately 20% of our general and administrative personnel in connection with this restructuring program. Our current sales organization is managed by our senior vice president of commercial operations and is comprised of approximately 25 to 30 people. In April 2007, we began to implement a program designed to double our sales force in specific geographic areas with a focus on selected prescriber targets. Our near-term revenue for BiDil will depend significantly upon the efforts and success of our restructured and expanded sales organization.  If our expanded sales organization does not generate additional prescriptions, our ability to generate product revenue will be harmed and the value of our stock will decline.

During the first quarter of 2006, we elected to reduce the number of sales territories in which we have sales representation. As a result of our October 2006 restructuring, we significantly reduced the number of individuals in our sales organization who cover these territories. Even if we begin to expand our sales force in certain geographic areas, any failure to adequately cover our current sales territories, or to cover through alternative marketing efforts the territories in which we have elected not to have sales representation, will result in reduced sales force productivity and loss of revenue related to BiDil.

The success of our revised selling strategy will also depend on our ability to recruit the caliber of representatives necessary to implement our new strategy. Since launching BiDil, we have dramatically reduced our sales force representation through various territory realignments and restructurings, which could significantly limit our ability to successfully recruit and retain highly qualified sales personnel. In addition, we are seeking sales representatives with a very high level of technical, selling and institutional experience to fill our cardiovascular business manager and cardiovascular specialist positions. These are highly specialized skills and we may not be able to hire sales personnel who meet these qualifications. Any delay in our ability to recruit the required number of individuals to cover our revised sales territories, or any failure to attract and retain qualified personnel, could significantly delay or hinder the success of our revised selling strategy.

If we do not successfully market and sell BiDil, either directly through our small, restructured sales force or indirectly through third-party co-promotion arrangements, our future revenue will be limited.

We launched BiDil in the United States ourselves, using a contract sales force. We transitioned to the use of a smaller sales force during the first quarter of 2006, we internalized this sales force during the second quarter of 2006, and in October 2006 we replaced this sales force with a small team of highly experienced senior cardiovascular business managers. In April 2007, we began to implement a program to expand our sales force in specific geographic areas. The transition to and expansion of this specialized sales force could adversely affect our marketing of BiDil and depress the value of our stock.

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

A number of private insurers and Medicare Part D plans that cover BiDil cover the product at the Tier III level. Tier level is a term generally used to denote the level of reimbursement and, consequently, the level of patient co-pay, for a product that is approved by a third-party payor. At Tier III, patient co-pays are at a significantly higher level than they would be at Tier II, ranging from approximately $30.00 to $50.00 per prescription. Tier II reimbursement denotes a preferential level of reimbursement at which patient co-pays range from approximately $15.00 to $30.00 per prescription. We may not be able to obtain reimbursement coverage for BiDil from many private insurers or Medicare Part D plans or, even if we obtain such coverage, we may not be able to obtain preferential reimbursement treatment. Any failure by us to secure such coverage, or to secure it at preferential levels, would have a substantially negative effect on sales of BiDil, market acceptance of BiDil would be negatively impacted and our ability to generate revenues from sales would be significantly impaired. Although we have been added to preferred formularies covering nearly 70% of insured African Americans over the age of 45, we have not achieved preferential reimbursement on all plans. Furthermore, we cannot know if BiDil will continue to be listed on any of these plans at a preferential reimbursement level, if at all. In addition, although preferential reimbursement for BiDil removes a financial barrier to accessing the product, it does not require or guarantee that physicians will prescribe the drug. Accordingly, we cannot assess the impact that the current listing of BiDil on any given plan will have on our future revenues, if any.

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

BiDil is a fixed-dosed combination of two individual components, both of which are available in generic form and are separately marketed (isosorbide dinitrate for angina and hydralazine hydrochloride for hypertension) at prices substantially below the prices we are charging for BiDil. Moreover, isosorbide dinitrate is available in the dosage that we include in BiDil. While neither of these two generic drugs is approved for the treatment of heart failure, as a practical matter it may be impossible for us to prevent physicians from prescribing a combination of these two, lower cost generic drugs as a substitute for prescribing BiDil. If substantial numbers of physicians prescribe the combination of these two generic drugs, rather than BiDil, we could fail to achieve the sales of BiDil necessary for successful commercialization which would severely limit our ability to generate revenue from the sales of BiDil. Our ability to generate revenue could also be limited if:

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

We cannot predict whether the results of any clinical studies conducted with respect to BiDil XR will be successful. Furthermore, we cannot predict the number or the type of clinical trials that will be necessary to adequately support regulatory approval for BiDil XR, nor can we predict the amount of time that will be required in order to complete those clinical trials. The fact that BiDil is a combination of two active ingredients (isosorbide dinitrate and hydralazine hydrochloride) may further complicate the development of the extended release formulation. Depending on the results of initial clinical studies, additional testing with alternate formulations of BiDil XR may also be required. If these studies and testing are not successful, we will incur increased costs and the filing for regulatory approval of BiDil XR with the FDA and other health authorities will be significantly delayed. We could also experience delays or failures in clinical trials for a number of other reasons. For example:

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

We have experienced significant operating losses since our inception in 1992. For the quarter ended March 31, 2007, we had a net loss of $10.1 million. As of March 31, 2007, we had an accumulated deficit of $323.9 million. We expect that we will continue to incur substantial losses and that our cumulative losses will increase as our commercialization efforts continue. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. Such estimates and judgments include revenue recognition, product returns, the carrying value of our accounts receivable, inventory and property and equipment, our estimates of accrued expenses and liabilities and our estimates of the fair value of equity instruments granted or sold by us. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, or the assumptions underlying them, may prove to be incorrect. Accordingly, our actual financial results may vary significantly from the estimates contained in our financial statements. For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” above.

Risks Relating to our Intellectual Property Rights

Our patent protection for BiDil, the individual components of which are available in generic form, is limited, and we may be subject to generic substitution or competition and resulting pricing pressure.

We have no composition of matter patent covering BiDil, our product for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapy. BiDil is a fixed-dose combination of two individual components, isosorbide dinitrate and hydralazine hydrochloride, both of which are available in generic form, which are approved and separately marketed, in dosages similar to those we include in BiDil, for indications other than heart failure, at prices below the prices we are charging for BiDil. We have two issued method-of-use patents that expire in 2020.  One patent covers the use of the combination of isosorbide dinitrate and hydralazine hydrochloride to reduce mortality associated with chronic congestive heart failure, for improving the oxygen consumption, for improving the quality of life or for improving exercise tolerance in a black patient. The other patent covers the use of the combination of isosorbide dinitrate and hydralazine hydrochloride in certain dosage amounts for reducing mortality associated with heart failure in a black patient. Our method of use patent that covered the use of the combination of isosorbide dinitrate and hydralazine hydrochloride to reduce the incidence of mortality associated with chronic congestive heart failure expired in accordance with its terms in April 2007.

We may not be able to enforce our method-of-use patents to prevent physicians from prescribing isosorbide dinitrate and hydralazine hydrochloride separately for the treatment of heart failure in black patients, even though neither drug is approved for such use. We also may not be able to enforce these method-of-use patents to prevent hospitals and pharmacies from supplying such patients with these individual components separately in lieu of BiDil.

Other factors may also adversely affect our patent protection for BiDil. If we are successful in marketing BiDil, manufacturers of generic drugs will have an incentive to challenge our patent position. The combination therapy of isosorbide dinitrate and hydralazine hydrochloride for use in heart failure was developed through lengthy, publicly-sponsored clinical trials conducted during the 1980s, prior to the filing of the patent application that resulted in the 2007 patent. The U.S. Patent and Trademark Office considered published reports on these clinical trials and concluded that they did not constitute prior art that would prevent the issuance of the 2007 patent. The U.S. patent office also considered the question of whether the 2007 patent constituted prior art with respect to the 2020 patents, and determined that the claims of the 2020 patents were non-obvious and patentable. A court considering the validity of the 2020 patents with respect to questions of prior art might be presented with other alleged prior art or might reach conclusions different than those reached by the U.S. patent office. If the 2020 patents were to be invalidated or if physicians were to prescribe isosorbide dinitrate and hydralazine hydrochloride separately for heart failure in black patients, our BiDil revenue could be significantly reduced, we could fail to recover the cost of developing BiDil and BiDil might not be a viable commercial product.

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

A third party may sue us or our potential strategic partners for infringing on its patent rights. Likewise, we or our potential strategic partners may need to resort to litigation to enforce a patent issued to us or to determine the scope and validity of third-party proprietary rights. The cost to us or our potential strategic partners of any litigation or other proceedings relating to intellectual property rights, even if resolved in our or our partner’s favor, could be substantial, and the litigation would divert management efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, our strategy of providing nitric oxide-enhancing versions of existing products could lead to more patent litigation due to the fact that the markets for these existing products are very large and competitive. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations. For example, we filed an opposition in the European Patent Office, or EPO, to revoke NicOx S.A.’s European Patent No. 904 110, which we refer to as EP ’110. This patent is directed to the use of organic compounds containing a nitrate group or inorganic compounds containing a nitric oxide group to reduce the toxicity caused by certain drugs, including non-steroidal anti-inflammatory drugs. The basis for our opposition, in part, is that the claims in EP ’110 are anticipated and therefore invalid if they are construed to cover a single compound chemically linked to a nitrate moiety. In March 2007, the three-member EPO Opposition Division invalidated all of the claims of EP ‘110.  The official written decision from the EPO Opposition Division is expected within six months of the March 2007 action. Pursuant to the rules of the EPO, NicOx may file an appeal regarding this invalidation decision.  While we believe that the invalidation decision will be upheld, we cannot predict with certainty the outcome of the appeal. If the EPO overrules the invalidation and finds that there are valid claims in EP ’110 that cover compounds chemically linked to nitrates, we may be adversely affected in our ability to market our product candidates for reducing gastrointestinal toxicity without first obtaining a license from NicOx, which may not be available on favorable terms, if at all.

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

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other biopharmaceutical companies, has been and may continue to be highly volatile. During the period from January 1, 2005 to March 31, 2007, our stock price has ranged from a low of $2.04 per share (on October 13, 2006) to a high of $27.99 per share (on February 2, 2005). The following factors, among others, may affect the price of our common stock:

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

As of April 27, 2007, our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 40% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 27, 2007, there were 38,229,426 shares of common stock outstanding. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

NITROMED, INC.

	By:	/s/ JAMES G. HAM, III
James G. Ham, III
Vice President, Chief Financial Officer, Treasurer
and Secretary (Principal Financial Officer and Principal Accounting Officer)
Date: May 2, 2007

EXHIBIT INDEX

Exhibit Number		Description
10.1

Employment Offer Letter, dated as of January 19, 2007, between NitroMed, Inc. and Kenneth M. Bate, filed as an exhibit to NitroMed’s Current Report on Form 8-K (File No. 000-50439) filed on January 25, 2007 and incorporated herein by reference.

10.2

Retention Agreement, dated as of January 23, 2007, between NitroMed, Inc. and Kenneth M. Bate, filed as an exhibit to NitroMed’s Current Report on Form 8-K (File No. 000-50439) filed on January 25, 2007 and incorporated herein by reference.

10.3

Severance Agreement, dated as of January 23, 2007, between NitroMed, Inc. and Kenneth M. Bate, filed as an exhibit to NitroMed’s Current Report on Form 8-K (File No. 000-50439) filed on January 25, 2007 and incorporated herein by reference.

10.4

Assignment of Lease and Assumption Agreement, dated as of March 9, 2007, by and between NitroMed, Inc, and Shire Human Genetic Therapies, Inc., filed as an exhibit to NitroMed’s Current Report on Form 8-K (File No. 000-50439) filed on March 14, 2007 and incorporated herein by reference.

10.5

Form of Restricted Stock Agreement entered into between NitroMed, Inc. and certain of its executive officers, together with a schedule of such officers, filed as an exhibit to NitroMed’s Current Report on Form 8-K (File No. 000-50439) filed on March 22, 2007 and incorporated herein by reference.

10.6

Employment Offer Letter, dated as of March 29, 2007, between NitroMed, Inc. and Manuel Worcel, M.D., filed as an exhibit to NitroMed’s Current Report on Form 8-K (File No. 000-50439) filed on April 4, 2007 and incorporated herein by reference.

10.7

Lease between NitroMed, Inc. and The Realty Associates Fund VI, L.P., dated as of February 23, 2007, filed as an exhibit to NitroMed’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-50439) filed on March 8, 2007 and incorporated herein by reference.

10.8	†

License Agreement between NitroMed, Inc. and Elan Pharma International Limited, dated as of February 9, 2007, filed as an exhibit to NitroMed’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-50439) filed on March 8, 2007 and incorporated herein by reference.

10.9		Employment Offer Letter, dated as of August 1, 2005, between NitroMed, Inc. and Jane Kramer.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†                     Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.