Form 10-K/A
period 2006-12-31
NITROMED INC
filed 2007-05-22
CIK 927829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-24663

NitroMed, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	22-3159793
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

45 Hayden Avenue, Suite 3000
Lexington, Massachusetts	02421
(Address of Principal Executive Offices)	(Zip Code)

781-266-4000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 Par Value Per Share	NASDAQ Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐       Accelerated file  ☒      Non-accelerated filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 (based on the closing price as quoted by the Nasdaq National Market as of such date) was $102,706,000. The registrant had 37,259,870 shares of Common Stock, $0.01 par value per share, outstanding as of March 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to Annual Report on Form 10-K/A (“Amendment No. 1”) amends and restates “Part III, Item 11-Executive Compensation” and “Part IV, Item 15-Exhibits and Financial Statement Schedules” of NitroMed, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 8, 2007 (“Original Form 10-K”) solely for the purpose of correcting certain information set forth in the subsections titled “Summary Compensation Table” and “Director Compensation Table.”

Except for the matters described above, Amendment No. 1 does not modify or update disclosure in, or exhibits to, the Original Form 10-K.  Furthermore, except for the matters described above, Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Any information not affected by Amendment No. 1 is unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.

As used in Amendment No. 1, unless the context otherwise requires, the terms “we,” “us,” “our,” “NitroMed” and the “Company” refer to NitroMed, Inc.

PART III

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

        This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to our executive officers. In addition, this section discusses the principles underlying our executive compensation policies and decisions and the factors relevant to an analysis of these policies and decisions.

        The compensation committee of our board of directors oversees our executive compensation program. In this role, the compensation committee reviews and approves all compensation decisions relating to our named executive officers on at least an annual basis.

Our Executive Officers

        Our current executive officers are: Kenneth M. Bate, president and chief executive officer; Gerald W. Bruce, senior vice president, commercial operations; James G. Ham, III, vice president, chief financial officer, secretary and treasurer; William “B.J.” Jones, vice president, marketing and business development; Jane A. Kramer, vice president, corporate affairs; L. Gordon Letts, Ph.D., senior vice president, research and development and chief scientific officer; and Manuel Worcel, M.D., chief medical officer. Of these executive officers, Mr. Bate, Ms. Kramer and Dr. Letts are named executive officers for purposes of the executive compensation disclosure rules of the SEC.

        In the executive compensation tables below, we also include information with respect to the following former officers of NitroMed: Argeris N. Karabelas, Ph.D., former interim president and chief executive officer; Michael D. Loberg, Ph.D., former president and chief executive officer; Lawrence E. Bloch, M.D., former chief financial officer, chief business officer, secretary and treasurer; and Michael Sabolinski, M.D., former senior vice president and chief medical officer.

Philosophy, Objectives and Process

        The primary objectives of the compensation committee with respect to executive compensation are to:

•     attract, motivate and retain the best possible executive talent;

•               ensure executive compensation is tied to our corporate strategies and the achievement of our business objectives;

•               promote the achievement of key strategic and financial performance measures by linking short- and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals; and

•     align executives’ incentives with the creation of stockholder value.

        In order to achieve these objectives, the compensation committee evaluates our executive compensation program with the goal of setting compensation at levels the committee believes are competitive with those of other companies of similar size and stage of development in our industry and geographic area that compete with us for executive talent. In addition, our executive compensation program ties a substantial portion of each executive’s overall compensation to key strategic, financial and operational goals such as clinical trial progress, implementation of appropriate financing strategies, establishment of key strategic business relationships and growth of our customer base. We also provide a portion of our executive compensation in the form of equity incentive awards of our common stock that vest over time, which we believe helps us to retain our executives and aligns their interests with those of our stockholders by allowing those executives to participate in the longer-term success of our company, as reflected in stock price appreciation.

        We compete with many other companies for executive personnel. Accordingly, the compensation committee generally targets overall compensation for executives near the median of compensation paid to similarly situated executives. Variations to this general target may occur as dictated by the experience level of the individual executive as well as by market forces. In making compensation decisions, the compensation committee relies upon data provided by third party sources, including the Radford Biotechnology Surveys. The third-party data on which we rely compares companies of comparable size, market capitalization, stage of development and geographic presence. Although the compensation committee reviews the total compensation paid to each of our executive officers, we view each compensation element to be distinct.

        The primary elements of our executive compensation program are:

•     base salary;

•     annual cash incentive awards;

•     equity awards;

•     employee benefits, including retirement plans and health, dental and life insurance; and

•     severance and change in control benefits.

        We have no policy, formal or informal, regarding the allocation of compensation between long-term and short-term or between cash and non-cash. We do not believe that it is appropriate to establish compensation levels primarily based on benchmarking. However, we recognize that information regarding pay practices at other companies is useful both to ensure that our compensation practices are competitive in the marketplace and to assess the reasonableness of our compensation programs. Our compensation committee reviews information compiled from independent third-party sources and determines subjectively what the appropriate mix of compensation components should be.

Base Salary

        Base salaries for our executive officers are established based on the scope of the executive’s responsibilities and his or her prior relevant training, skills, knowledge and experience. In addition, our compensation committee considers salary data provided by third-party sources, as described above. We believe that our executives’ base salaries should generally target the median range of salaries for executives with similar responsibilities in companies of comparable size and scope to us. Our compensation committee also evaluates each executive’s base salary in reference to the other components of the executive’s compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy.

        Our executives’ base salaries are generally set initially pursuant to the terms of an employment offer letter agreement that we enter into with each executive officer. Our compensation committee reviews the base salaries of our executives on at least an annual basis. If necessary, base salaries are adjusted by the compensation committee from time to time in order to reflect the promotion of an executive officer or to realign salaries with market levels, after taking into account such factors as individual performance, scope of responsibility and experience.

        In March 2006, the chairman of our board of directors, Argeris N. Karabelas, Ph.D., assumed responsibilities as interim chief executive officer and president upon the resignation of our then-chief executive and president, Michael D. Loberg, Ph.D. In May 2006, the independent members of our board of directors granted Dr. Karabelas an option to purchase 200,000 shares of our common stock at an exercise price equal to the fair market value on the date of grant in consideration for his agreement to forego the salary and bonus that he would have otherwise been entitled to receive pursuant to an employment offer letter that we had entered into with him in March 2006.

Annual Cash Incentive Awards

        Our executive officers are each eligible to receive an annual cash incentive award. These discretionary annual cash incentive awards are intended to provide incentives and to compensate executives for the achievement of both individual performance objectives and company-wide strategic, operational and financial goals. The target amounts of these annual cash incentive awards are calculated as a percentage of the applicable executive’s base salary, with higher ranked executives typically compensated at a higher target percentage of base salary. Individual performance objectives are based upon the particular area of expertise of the executive and the executive’s performance in attaining those objectives. Our board of directors and management prepare and adopt company wide goals that are based upon the metrics within our internal business plan.

        The compensation committee works with the chief executive officer to develop corporate and individual goals that the committee believes can reasonably be achieved over the next year. The compensation committee reviews the company-wide goals and individual performance goals for each executive, the weighting of various goals for each executive and determines the formula used in determining potential bonus amounts based upon the achievement of those goals.

        The target award for each named executive officer as a percentage of base salary and the amounts earned for fiscal 2006 as a percentage of target level are as set forth below. For fiscal 2006, our compensation committee determined to generally pay all employees, including our named executive officers, annual cash incentive awards at 60% of target level. Of our named executive officers, the compensation committee determined to pay Michael Sabolinski at 66% of his target level in recognition of his efforts and achievements in fiscal year 2006.

Name	Cash Incentive Award Target Percentage of Base Salary	Cash Incentive Award Amount Paid for 2006 Service
Kenneth M. Bate	50%	$90,000
Jane A. Kramer	35%	$44,688
L. Gordon Letts, Ph.D.	35%	$56,746
Michael Sabolinski, M.D.	35%	$62,394

Equity Awards

        Our equity incentive program is the primary vehicle we utilize to create long-term incentives for our executive officers. We believe that equity grants provide our executives with a direct, tangible link to our long-term performance and success. The vesting schedules for our equity awards complement our executive retention objectives by providing an incentive for our executive officers to remain in our employ for the duration of the vesting period. In addition, equity awards further align the interests of our executive officers and our stockholders. In determining the size of equity awards to our executive officers, the compensation committee considers third-party data related to executives in comparable positions, the executive’s individual performance, the number of equity awards previously granted to the executive, the performance of our company and the recommendations of our management.

         Our compensation committee generally makes an initial equity award to new executives upon their hiring and then makes annual equity awards as part of our overall compensation program. These annual equity awards are typically granted to executives in conjunction with the review of the executive’s individual performance and the achievement of company-wide objectives, which generally takes place at a meeting of the compensation committee held in the first quarter of each year. Additional equity awards may be made at meetings of the compensation committee throughout the year in connection with an executive’s promotion or if the compensation committee determines that it is in our company’s best interests to make an additional award to an individual or group of executive officers. All equity awards to executive officers are approved by our compensation committee. Compensation committee meetings at which equity awards are made are scheduled without regard to anticipated earnings of other major announcements. Our compensation committee reviews all components of an executive’s compensation when determining annual equity awards to ensure that an executive’s total compensation conforms to our overall philosophy and objectives. In addition, we do not have any equity ownership guidelines for our executive officers.

        Stock Option Awards.     Our equity awards have typically taken the form of grants of options to purchase shares of our common stock. Our compensation committee sets the exercise price of all stock options to equal the closing price of our common stock as reported on the Nasdaq Global Market on the date of grant of the stock option. Typically, the options our compensation committee grants to executive officers to purchase shares of our common stock vest in annual increments of 25% per year over the first four years of a ten-year option term. Vesting and exercise rights generally cease 90 days after the termination of an executive officer’s employment, except in the case of death or disability. Prior to the exercise of an option, the holder of the option has no rights as a stockholder with respect to the shares of common stock subject to the option, including voting rights and the right to receive dividends or dividend equivalents.

        In March 2006, in connection with a restructuring of our company, our compensation committee granted our executive officers additional retention awards of stock options that vested in increments of 50% six months after the date of grant and 50% on the first anniversary of the date of grant. In January 2007, in connection with Argeris N. Karabelas’ relinquishment of his responsibilities as interim chief executive officer and president, the independent members of our board of directors modified the terms of certain option grants previously made to Dr. Karabelas in order to extend the term of exerciseability of the vested portion of the options from three months following the cessation of Dr. Karabelas’ employment to five years following the cessation of employment. The independent directors took this action in recognition of Dr. Karabelas’ past service and contributions to the company.

        Restricted Stock Awards.     Our compensation committee has not generally granted restricted stock awards to our executive officers. However, in March 2007, our compensation committee granted awards of restricted common stock to key employees and executive officers. These restricted stock awards are intended to help retain our employees, including our executive officers, by providing an opportunity for substantial capital appreciation and more predictable long-term incentive value.

        Pursuant to the terms and conditions of each restricted stock award, the restricted shares will vest on the following schedule: 25% of the restricted shares will vest on the date that is six months after the grant date; 25% of the restricted shares will vest on the first anniversary of the grant date; and 50% of the restricted shares will vest on the second anniversary of the grant date. Upon a change in control of our company or upon the termination of the officer’s employment without cause, all unvested restricted shares shall immediately vest in full. In the event that the executive officer ceases to be employed by us for any reason or no reason, except as described in the preceding sentence, all of the restricted shares that are unvested at the time of the termination of employment will be immediately and automatically forfeited to us, without the payment of any consideration to the executive officer.

Benefits and Other Compensation

        We maintain broad-based benefits that are provided to all employees, including health insurance, life and disability insurance, dental insurance and participation in a 401(k) plan. Executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. With respect to our 401(k) plan, we match employee contributions with shares of our common stock, subject to certain limitations and vesting rules.

        In March 2006, the independent members of our board approved, upon the recommendation of the compensation committee, cash retention bonuses in the amount of $25,000 to each of L. Gordon Letts, our senior vice president of research and development and chief scientific officer, and Michael Sabolinski, our then-chief medical officer.

        Pursuant to the terms of their offer letter agreements, we reimburse certain executive officers for expenses related to relocation to the Boston area, including for such items as moving household contents, buying and selling commissions and temporary housing. In addition, we provide certain executives with cost of living payments that are designed to assist those executives in their transition to the Boston area. In 2006, we reimbursed Jane A. Kramer, our vice president, corporate affairs, for relocation expenses in the amount of $50,000, plus applicable state and local taxes. In addition, we reimbursed Argeris N. Karabelas an aggregate amount of $40,000 for living expenses in 2006, representing a payment of $5,000 per month during his tenure as our then-interim president and chief executive officer in 2006.

        We also utilize cash signing bonuses when certain executives and senior non-executives join us. Whether a signing bonus is paid and the amount thereof is determined on a case-by-case basis under the specific hiring circumstances. For example, we will consider paying signing bonuses to compensate for amounts forfeited by an executive upon terminating prior employment and/or to create additional incentive for an executive to join our company. In June 2006, in accordance with the terms of Kenneth M. Bate’s March 2006 employment offer letter, we paid Mr. Bate a sign-on bonus in the amount of $50,000.

Severance and Change in Control Benefits

        We have entered into retention agreements with our executive officers. In addition, we have established an executive severance benefit plan in which our executive officers participate. The terms of the executive severance benefit plan provide that officers must relinquish any severance benefits they would receive pursuant to their respective employment offer letters in order to participate in the plan. Pursuant to these arrangements, our executive officers are entitled to specified benefits in the event of a termination of their employment under specified circumstances, including termination following a change in control of our company. We have provided more detailed information regarding these benefits, as well as estimates of their value under various circumstances, under the caption, “Potential Payments Upon Termination or Change in Control” below.

        We have reviewed the practices of comparable companies, and believe that our severance and change in control benefits are generally in line with severance benefits provided to executives in comparable circumstances. We believe that providing these benefits assists us in competing for and retaining executive talent. Our retention agreements, which address what benefits an executive would receive in the event that his or her employment were terminated as a result of a change in control of our company, are structured on a “double trigger” basis. The “double trigger” structure means that a change in control of the company does not itself trigger the benefits offered under the agreement; rather, benefits are only paid if the executive’s employment is terminated during a specified period after the change in control. We believe that a “double trigger” benefit maximizes shareholder value by preventing an unintended windfall to executives in the event of a “friendly” change in control, while also providing our executives with appropriate incentives to cooperate in negotiating any potential change in control transaction which they believe may result in the termination of their employment.

Tax Considerations

        Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction for compensation in excess of $1.0 million paid to our chief executive officer and our four other most highly paid executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We periodically review the potential consequences of Section 162(m) and we generally intend to structure the performance-based portion of our executive compensation, where feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to our company. However, the compensation committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

        Beginning on January 1, 2006, we have accounted for stock-based payments in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), or SFAS 123R. To date, the adoption of SFAS 123R has not had a material impact on our executive compensation policies and practices.

Summary Compensation Table

        The table below sets forth the total compensation paid or accrued for the fiscal year ended December 31, 2006 to (i) all individuals serving as our principal executive officer during fiscal year 2006, (ii) all individuals serving as our principal financial officer during fiscal year 2006 and (ii) each of our three most highly compensated other executive officers who were serving as executive officers on December 31, 2006 and whose total annual compensation exceeded $100,000 for the year ended December 31, 2006. We refer to these officers collectively as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Nonqualified Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Kenneth M. Bate(3)	2006	236,539	50,000	—	747,518	90,000	—	1,021	1,125,078
President and Chief Executive Officer (Former Chief Financial Officer and Chief Operating Officer)
Jane A. Kramer(4)	2006	212,800	—	—	331,060	44,688	—	85,107	673,655
Vice President, Corporate Affairs
L. Gordon Letts, Ph.D.(5)	2006	270,217	25,000	—	826,318	56,746	—	15,698	1,193,979
Senior Vice President, Research and Development and Chief Scientific Officer
Argeris N. Karabelas, Ph.D.(6)	2006	—	—	—	1,528,124	—	—	81,000	1,609,124
Former Interim President and Chief Executive Officer
Michael D. Loberg, Ph.D.(7)	2006	75,277	—	—	—	—	—	377,532	452,809
Former President and Chief Executive Officer
Lawrence E. Bloch, M.D.(8)	2006	58,278	—	—	—	—	—	222,492	280,770
Former Chief Financial Officer and Chief Business Officer
Michael Sabolinski, Ph.D.(9)	2006	270,105	25,000	—	525,386	62,394	—	15,168	898,053
Former Senior Vice President and Chief Medical Officer

(1)      The fair value amount for options has been determined using the Black-Scholes option pricing model and applying the principles outlined in SFAS 123R. The assumptions used to calculate the fair value pursuant to SFAS 123R are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2006, which is on file with the SEC.

(2)          The amounts listed reflect cash incentive awards made in fiscal year 2007 with respect to performance measures achieved in fiscal year 2006.

(3)          Mr. Bate was appointed as our chief financial officer, chief operating officer, treasurer and secretary on March 20, 2006. On January 19, 2007, Mr. Bate was appointed as our president and chief executive officer and, in conjunction with his appointment, relinquished his previously held offices on that date. The amount listed under “Bonus” reflects a sign-on bonus paid to Mr. Bate pursuant to his March 2006 employment offer letter. The amount listed under “All Other Compensation” represents the payment of premiums with respect to group life insurance.

(4)          With respect to Ms. Kramer, the amount listed under “All Other Compensation” includes $14,566 paid with respect to health and dental benefits, $449 paid with respect to premiums on group life insurance, and $70,092 paid with respect to reimbursement of relocation expenses, including payment for state and federal taxes.

(5)          The amount listed under “Bonus” reflects a retention bonus paid to Dr. Letts in March 2006. The amount listed under “All Other Compensation” includes $14,566 paid with respect to health and dental benefits and $1,132 paid with respect to premiums on group life insurance.

(6)          Dr. Karabelas was appointed our interim president and chief executive officer on March 20, 2006 and relinquished his responsibilities on January 19, 2007. The amount listed under “All Other Compensation” includes $40,000 paid with respect to cost of living expenses and $41,000 paid with respect to service on our board of directors. Additional information regarding compensation earned by Dr. Karabelas for his service on our board is included under the headings “Compensation of Directors” and “Director Compensation Table” below. In consideration for an immediately and fully exerciseable grant of 200,000 shares of our common stock in May 2006 at an exercise price of

$4.12, Dr. Karabelas agreed to forego any salary and bonus to which he otherwise would have been entitled in 2006 pursuant the terms of his March 2006 employment offer letter.

(7)          Dr. Loberg ceased to serve as our president and chief executive officer on March 20, 2006. The amount listed under “All Other Compensation” includes $15,474 paid with respect to health and dental benefits, $730 paid with respect to premiums on group life insurance, and $361,328 paid with respect to severance. Pursuant to the terms of Dr. Loberg’s June 2006 severance agreement, the terms of our June 17, 2003 option award to Dr. Loberg to purchase an aggregate of 100,000 shares of our common stock were amended as of Dr. Loberg’s separation date to provide that, notwithstanding the cessation of Dr. Loberg’s employment on March 20, 2006, the option vested as of the separation date with respect to the portion of the option to purchase 25,000 shares of our common stock that would have vested on June 17, 2006. Pursuant to the terms of his option agreements, Dr. Loberg forfeited any (i) unvested and (ii) vested but unexercised options at the conclusion of the 90 day period following his cessation of employment.

(8)          Dr. Bloch was appointed as our chief financial officer, chief business officer, treasurer and secretary in September 2004, and ceased to serve in those capacities on March 20, 2006. The amount listed under “All Other Compensation” includes $761 paid with respect to health and dental benefits, $275 paid with respect to premiums on group life insurance, and $221,456 paid with respect to severance. Pursuant to the terms of his option agreements, Dr. Bloch forfeited any (i) unvested and (ii) vested but unexercised options at the conclusion of the 90 day period following his cessation of employment.

(9)          Dr. Sabolinski relinquished his responsibilities as our chief medical officer on March 31, 2007. The amount listed under “Bonus” reflects a retention bonus paid to Dr. Sabolinski in March 2006. The amount listed under “All Other Compensation” includes $14,566 paid with respect to health and dental benefits and $602 paid with respect to premiums on group life insurance.

Employment Agreements

        We have entered into employment offer letters with our named executive officers, which are described below. In 2006, we established an executive severance benefit plan, which specifies the benefits that designated officers will receive in the event that their employment is terminated. The terms of the executive severance benefit plan specify that, as a condition to participation in the plan, executive officers must relinquish any severance benefits they would have received pursuant to their respective employment offer letters. Also in 2006, we entered into agreements with our executive officers that specify the benefits that each executive officer will receive in the event that the executive officer’s employment is terminated following a change in control. See “Potential Payments Upon Termination or Change in Control” below for additional information regarding both the executive severance benefit plan and the change in control agreements.

Kenneth M. Bate

        In March 2006, we entered into an employment offer letter with Kenneth M. Bate, pursuant to which Mr. Bate became our chief financial officer, chief operating officer, treasurer and secretary. Pursuant to the terms of the offer letter, we agreed to pay Mr. Bate an annual base salary of $300,000, subject to adjustments thereafter as determined by our board. The offer letter specified that Mr. Bate would be entitled to a sign-on bonus of $50,000 if he remained an employee on June 30, 2006. In addition, the offer letter provided that, should our compensation committee approve an annual incentive award for fiscal year 2006, Mr. Bate would be eligible for a discretionary award of up to 50% of his annualized base salary. Pursuant to the terms of the offer letter, our independent directors granted Mr. Bate an option to purchase 500,000 shares of our common stock pursuant to the terms of our amended and restated 2003 stock incentive plan, which we refer to as our 2003 stock incentive plan. Of this option, 180,000 shares vested in equal installments of 15,000 shares during each month of the first 12 months of Mr. Bate’s employment, and 320,000 shares vest in equal installments of 8,889 shares during each month of the 36 months following the first anniversary of Mr. Bate’s employment, subject to his continued employment with NitroMed (except in the final month, in which the installment is 8,885 shares). The exercise price of the option is equal to $7.83 per share. Pursuant to the terms of the offer letter, all unvested shares of the 180,000 share portion of the option vest and become immediately exercisable in full in the event of a change of control occurring within the first 12 months of employment, and all unvested shares of the 320,000 share portion of the option vest and become immediately exercisable in full in the event of a change of control occurring after the first 12 months of employment.

        In January 2007, we entered into a new employment offer letter with Mr. Bate, pursuant to which he became our president and chief executive officer. The agreement specifies that Mr. Bate’s employment by us will be at-will and supersedes any and all prior or contemporaneous agreements relating to Mr. Bate’s employment us, including without limitation the terms of the foregoing March 2006 offer letter. The terms of the offer letter provide that we will pay Mr. Bate an annual base salary of $385,000, subject to adjustments as may be determined by our board. In addition, the offer letter provides that Mr. Bate may be eligible for a discretionary award of up to 50% of his annualized base salary. Our compensation committee will determine the annual bonus award based on both individual and corporate performance. In accordance with the terms of the offer letter, our independent directors granted Mr. Bate an option to purchase 500,000 shares of our common stock at an exercise price equal to $2.65 per share, which vests and becomes exercisable over four years in equal annual installments, subject to Mr. Bate’s continued employment.

        In January 2007, we also entered into a retention agreement with Mr. Bate, pursuant to which Mr. Bate will receive severance benefits in the event that Mr. Bate’s employment is terminated under certain circumstances in connection with or subsequent to a change in control of our company. The retention agreement provides that, in the event a change in control of NitroMed occurs during the term of the agreement and Mr. Bate’s employment is terminated within 12 months of the change in control date without cause by NitroMed or for good reason by Mr. Bate, then:

•               100% of the then outstanding and unexercisable options to purchase shares of our common stock held by Mr. Bate will become immediately exercisable in full (except with respect to the grant of options to purchase 500,000 shares of our common stock made to Mr. Bate on March 20, 2006, which will become immediately exercisable as to a portion of the shares in the event of a change of control on or before March 20, 2007 and will become immediately exercisable in full as to the remainder of the shares in the event of a change of control after March 20, 2007);

•               Mr. Bate will receive in a lump sum in cash within 30 days of the date of termination (i) his base salary through the date of termination, (ii) any deferred but unpaid compensation, (iii) any accrued vacation pay, (iv) a severance payment amount equal to 1.0 multiplied by Mr. Bate’s highest annual base salary during the two-year period prior to the change in control date, referred to as the highest base salary, and (v) an amount equal to the then-current annual bonus target percentage for Mr. Bate at the date of termination, as established by our board or compensation committee, multiplied by the highest base salary;

•               Mr. Bate will be entitled to the continuation of benefits for a period of 12 months after the date of termination; and

•               Mr. Bate will be entitled to receive any other benefits not previously paid or provided that we are required to pay or provide, or of which Mr. Bate is eligible.

In the event that, within 12 months following the change in control date, Mr. Bate voluntarily terminates his employment with NitroMed, his employment is terminated by reason of his death or disability, or we terminate his employment for cause, Mr. Bate will receive in a lump sum within 30 days after the date of termination Mr. Bate’s base salary through that date, any deferred but unpaid compensation, any accrued vacation pay (other than with respect to a termination for cause) and any other benefits not previously paid or provided that we are required to pay or provide, or of which Mr. Bate is eligible.

        In January 2007, we also entered into a severance agreement with Mr. Bate, pursuant to which Mr. Bate is deemed a participant under our executive severance benefit plan and is eligible to receive the benefits set forth in the plan that are afforded to employees designated at the level of senior vice president or higher, as specified below under the heading “Potential Payments Upon Termination or Change in Control—Executive Severance Benefit Plan.”

Jane A. Kramer

        In August 2005, we entered into an employment offer letter with Jane A. Kramer, pursuant to which Ms. Kramer became our vice president of corporate communications. Pursuant to the terms of the offer letter, we agreed to pay Ms. Kramer an annual base salary of $210,000, subject to adjustments thereafter as determined by our board. The offer letter specified that Ms. Kramer would be entitled to a sign-on bonus of $40,000 in lieu of an annual performance bonus for fiscal year 2005. In addition, the offer letter provided that, should our compensation committee approve an annual bonus beginning in fiscal year 2006, Ms. Kramer would be eligible for a discretionary award target of 23% of her annualized base salary. The offer letter also provided that we would reimburse Ms. Kramer up to a sum of $40,000 to defray the expenses associated with relocating to Massachusetts. Pursuant to the terms of the offer letter, Ms. Kramer was granted an option to purchase 42,000 shares of our common stock at an exercise price equal to $19.30 per share, which vests and becomes exercisable over four years in equal annual installments, subject to Ms. Kramer’s continued employment.

L. Gordon Letts, Ph.D.

        In November 1993, we entered into an employment offer letter with L. Gordon Letts, Ph.D., as modified by a letter agreement dated April 5, 2006, pursuant to which Dr. Letts became our vice president of research. Pursuant to the terms of the offer letter, we agreed to pay Dr. Letts an annual base salary of $150,000. The offer letter provided that Dr. Letts would be eligible for a discretionary award of 20% of his annual base salary. Pursuant to the terms of the offer letter, Dr. Letts was granted an option to purchase 125,000 shares of our common stock at an exercise price to be determined by our board, which vested and became exercisable over four years in equal annual installments.

Argeris N. Karabelas, Ph.D.

        In January 2007, Argeris N. Karabelas, Ph.D., relinquished his responsibilities as our interim president and chief executive officer. In connection with Dr. Karabelas’ relinquishment of his responsibilities, the independent members of our board modified the terms of certain option grants made to Dr. Karabelas in March and May 2006 (described below) in order to extend the term of exerciseability of the vested portion of the options from three months following the cessation of Dr. Karabelas’ employment to five years following the cessation of employment.

        In March 2006, we entered into an employment offer letter with Dr. Karabelas in connection with his appointment as our interim president and chief executive officer. The terms of Dr. Karabelas’ offer letter specified that Dr. Karabelas would be paid an annual base salary of $361,000, subject to adjustments thereafter as determined by our board. In addition, the offer letter provided that, should our compensation committee approve an annual bonus for fiscal year 2006, Dr. Karabelas would be eligible for a discretionary award of up to 50% of his annualized base salary. Pursuant to the terms of the offer letter, our independent directors granted Dr. Karabelas an option to purchase 225,000 shares of our common stock pursuant to the terms of our 2003 stock incentive plan. The option vested in 12 equal monthly installments beginning on the first month anniversary of the grant date, subject to Dr. Karabelas’ continued employment, with an exercise price equal to $7.83 per share. The terms of the offer letter provided that all unvested shares would vest and become immediately exercisable in full in the event of a change of control of our company.

         In May 2006, in consideration for Dr. Karabelas’ agreement to forego the salary and bonus to which he otherwise would have been entitled pursuant to his employment offer letter, our independent directors granted Dr. Karabelas an option to purchase 200,000 shares of our common stock at an exercise price equal to $4.12 per share. This option vested and became exercisable immediately upon grant.

Michael D. Loberg, Ph.D.

        In March 2006, Michael D. Loberg, Ph.D. ceased to serve as our president and chief executive officer. In June 2006, we entered into a separation letter agreement with Dr. Loberg, pursuant to which Dr. Loberg received severance consideration equal to his annual salary in effect on his separation date of $361,328, less all applicable state and federal taxes, which was paid in bi-monthly increments beginning on March 31, 2006 and ending on December 31, 2006. The terms of Dr. Loberg’s separation agreement provided that, in connection with our June 17,

2003 grant to Dr. Loberg of an option to purchase an aggregate of 100,000 shares of our common stock, the terms of the option agreement were amended as of Dr. Loberg’s separation date to provide that, notwithstanding the cessation of Dr. Loberg’s employment on March 20, 2006, the option vested as of the separation date with respect to the option to purchase 25,000 shares of our common stock that would have vested on June 17, 2006. In addition, for a period of 12 months after Dr. Loberg’s separation date, we agreed to reimburse Dr. Loberg for, or pay on his behalf, the share of the premium costs and associated administrative fees for the group medical insurance coverage that we pay for active and similarly-situated employees who receive the same type of coverage.

Lawrence E. Bloch, M.D.

        In March 2006, Lawrence E. Bloch, M.D. ceased to serve as our chief financial officer, chief business officer, treasurer and secretary. Pursuant to the terms of his August 2004 employment offer letter, we paid Dr. Bloch his base salary for a period of 12 months following his separation from our company on March 20, 2006.

Michael Sabolinski, M.D.

        Michael Sabolinski ceased to serve as our chief medical officer on March 31, 2007. In November 2002, we entered into employment offer letter with Dr. Sabolinski, as modified by a letter agreement dated April 24, 2006, pursuant to which he became our senior vice president, clinical development and regulatory affairs. Pursuant to the terms of the offer letter, we agreed to pay Dr. Sabolinski an annual base salary of $225,000. The offer letter provided that Dr. Sabolinski would be eligible for a discretionary award of 22.5% of his annual base salary. Pursuant to the terms of the offer letter, Dr. Sabolinski was granted an option to purchase 100,000 shares of our common stock at an exercise price to be determined by our board, which vested and became exercisable over four years in equal annual installments.

Grants of Plan-Based Awards

        The following table sets forth certain information concerning grants of awards pursuant to plans made to our named executive officers during the fiscal year ended December 31, 2006.

									All Other	All Other
									Stock	Stock	Exercise	Grant Date
			Estimated Future Payouts			Estimated Future Payouts			Awards:	Awards:	or	Fair Value
			under Non-Equity Incentive			under Equity Incentive Plan			Number of	Number of	Base Price	of Stock
			Plan Awards(2)			Awards			Shares of	Securities	of Option	and Option
	Grant		Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Underlying	Awards	Awards
Name	Date(1)		($)	($)	($)	($)	($)	($)	Units (#)	Options (#)	($)(3)	($)(4)

Kenneth M. Bate	—		—	150,000	—	—	—	—	—	—	—	—
	3/20/2006	(5)	—	—	—	—	—	—	—	500,000	7.83	2,650,000
Jane A. Kramer	—		—	74,480	—	—	—	—	—	—	—	—
	1/19/2006		—	—	—	—	—	—	—	3,822	12.02	30,996
	3/30/2006	(6)	—	—	—	—	—	—	—	43,000	8.06	235,640
	8/16/2006		—	—	—	—	—	—	—	40,000	2.84	72,000
	10/12/2006		—	—	—	—	—	—	—	35,000	2.17	54,950
L. Gordon Letts, Ph.D.	—		—	94,576	—	—	—	—	—	—	—	—
	1/19/2006		—	—	—	—	—	—	—	34,400	12.02	278,984
	3/30/2006	(6)	—	—	—	—	—	—	—	43,000	8.06	235,640
	8/16/2006		—	—	—	—	—	—	—	40,000	2.84	72,000
	10/12/2006		—	—	—	—	—	—	—	35,000	2.17	54,950
Argeris N. Karabelas, Ph.D.	3/20/2006	(7)	—	—	—	—	—	—	—	225,000	7.83	1,192,500
	5/17/2006	(8)	—	—	—	—	—	—	—	200,000	4.12	522,000
Michael D. Loberg, Ph.D.	1/19/2006		—	—	—	—	—	—	—	93,600	12.02	759,096
Lawrence E. Bloch, M.D.	1/19/2006		—	—	—	—	—	—	—	34,400	12.02	278,984
Michael Sabolinski, M.D.	—		—	94,537	—	—	—	—	—	—	—	—
	1/19/2006		—	—	—	—	—	—	—	55,900	12.02	453,349
	3/30/2006	(6)	—	—	—	—	—	—	—	43,000	8.06	235,640
	8/16/2006		—	—	—	—	—	—	—	40,000	2.84	72,000
	10/12/2006		—	—	—	—	—	—	—	35,000	2.17	54,950

(1)      Unless otherwise noted in this table, all outstanding option grants were granted under the amended and restated 2003 stock incentive plan, have a 10 year term and vest and become exercisable in equal annual installments on the first, second, third and fourth anniversaries of the date of grant, subject to such named executive officer’s continued service.

(2)      These amounts reflect the incentive awards that would have been paid for 2006 performance if such awards had been made at each named executive’s target percentage of annual base salary. In 2006, Mr. Bate’s target percentage was 50% of annual base salary and the target percentage for each of Ms. Kramer, Dr. Letts and Dr. Sabolinski was 35% of annual base salary.

(3)        The exercise prices of the option grants listed in this column reflect the closing price of our common stock on the Nasdaq Global Market on the date of grant.

(4)        These values reflect the grant date fair value using the Black-Scholes option pricing model and applying the principles outlined in SFAS 123R. The assumptions used to calculate the fair value pursuant to SFAS 123R are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2006, which is on file with the SEC.

(5)        180,000 shares of this option vest and become exercisable in twelve equal monthly installments beginning on the date that is one month following the date of grant; 320,000 shares of this option vest and become exercisable in 36 equal monthly installments beginning on the first anniversary of the date of grant and continuing for the next 36 months.

(6)        This option vests and becomes exercisable in two equal installments on the date that is six months following the date of grant and the first anniversary of the date of grant.

(7)        This option vests and becomes exercisable in twelve equal monthly installments beginning on the date that is one month following the date of grant.

(8)        This option vested and became immediately exercisable upon grant.

Outstanding Equity Awards at 2006 Fiscal Year End

        The following table sets forth certain information concerning outstanding equity awards held by each named executive officer as of December 31, 2006.

	OPTION AWARDS(1)						STOCK AWARDS
									Equity
									Incentive	Equity
									Plan	Incentive Plan
			Equity						Awards:	Awards: Market
			Incentive					Market	Number of	or Payout
			Plan Awards:				Number of	Value of	Unearned	Value of
			Number of				Shares	Shares or	Shares,	Unearned
	Number of	Number of	Securities				or Units	Units of	Units or	Shares, Units
	Securities	Securities	Underlying				of Stock	Stock	Other	or Other
	Underlying	Underlying	Unexercised,	Option			That	That	Rights	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Option		Have Not	Have Not	That Have	Have Not
	Options (#)	Options (#)	Options	Price	Expiration		Vested	Vested	Not Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date		(#)	(#)	($)	($)

Kenneth M. Bate	135,000	365,000	—	7.83	3/20/2016	(2)	—	—	—	—
Jane A. Kramer	10,500	31,500	—	19.30	9/1/2015		—	—	—	—
	0	3,822	—	12.02	1/19/2016		—	—	—	—
	21,500	21,500	—	8.06	3/30/2016	(3)	—	—	—	—
	0	40,000	—	2.84	8/16/2016		—	—	—	—
	0	35,000	—	2.17	10/12/2016		—	—	—	—
L. Gordon Letts, Ph.D.	3,465	0	—	1.30	6/16/2009		—	—	—	—
	24,660	0	—	2.00	1/30/2011		—	—	—	—
	65,000	0	—	2.00	3/12/2012		—	—	—	—
	41,250	13,750	—	2.00	6/17/2013		—	—	—	—
	56,250	18,750	—	7.98	12/1/2013		—	—	—	—
	12,500	12,500	—	7.55	5/18/2014		—	—	—	—
	31,250	31,250	—	10.21	7/19/2014		—	—	—	—
	21,250	63,750	—	14.99	5/16/2015		—	—	—	—
	0	34,400	—	12.02	1/19/2016		—	—	—	—
	21,500	21,500	—	8.06	3/30/2016	(3)	—	—	—	—
	0	40,000	—	2.84	8/16/2016		—	—	—	—
	0	35,000	—	2.17	10/12/2016		—	—	—	—
Argeris N. Karabelas, Ph.D.	12,500	0	—	2.00	1/15/2012		—	—	—	—
	5,000	0	—	2.00	11/19/2012		—	—	—	—
	5,000	5,000	—	6.95	6/14/2014		—	—	—	—
	15,000	0	—	14.99	5/16/2015	(4)	—	—	—	—
	168,750	56,250	—	7.83	3/20/2016	(5)	—	—	—	—
	200,000	0	—	4.12	5/17/2016	(6)	—	—	—	—
Michael D. Loberg, Ph.D	—	—	—	—	—		—	—	—	—
Lawrence E. Bloch, M.D	—	—	—	—	—		—	—	—	—
Michael Sabolinski, M.D	50,000	0	—	2.00	11/21/2012		—	—	—	—
	2,500	1,250	—	2.00	6/17/2013		—	—	—	—
	18,750	6,250	—	7.98	12/1/2013		—	—	—	—
	2,500	2,500	—	7.55	5/18/2014		—	—	—	—
	8,750	26,250	—	14.99	5/16/2015		—	—	—	—
	0	55,900	—	12.02	1/19/2016		—	—	—	—
	21,500	21,500	—	8.06	3/30/2016	(3)	—	—	—	—
	0	40,000	—	2.84	8/16/2016		—	—	—	—
	0	35,000	—	2.17	10/12/2016		—	—	—	—

(1)          Unless otherwise noted in this table, all outstanding option grants have a 10 year term and vest and become exercisable in equal annual installments on the first, second, third and fourth anniversaries of the date of grant, subject to such named executive officer’s continued service.

(2)        180,000 shares of this option vest and become exercisable in twelve equal monthly installments beginning on the date that is one month following the date of grant; 320,000 shares of this option vest and become exercisable in 36 equal monthly installments beginning on the first anniversary of the date of grant and continuing for the next 36 months.

(3)        This option vests and becomes exercisable in two equal installments on the date that is six months following the date of grant and the first anniversary of the date of grant.

(4)        This option vested and became exercisable on the first anniversary of the date of grant.

(5)        This option vests and becomes exercisable in twelve equal monthly installments beginning on the date that is one month following the date of grant.

(6)    This option vested and became immediately exercisable upon grant.

Option Exercises and Stock Vested in Fiscal Year 2006

        The following table sets forth certain information regarding the exercise of stock options during the fiscal year ended December 31, 2006 by our named executive officers.

Option Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting(#)	Stock Awards Value Realized on Vesting($)
Kenneth M. Bate	—	—	—	—
Jane A. Kramer	—	—	—	—
L. Gordon Letts, Ph.D.	—	—	—	—
Argeris N. Karabelas, Ph.D.	—	—	—	—
Michael D. Loberg, Ph.D.	330,000	1,285,970	—	—
Lawrence E. Bloch, M.D.	—	—	—	—
Michael Sabolinski, M.D.	—	—	—	—

(1)        Value represents the difference between the exercise price per share and the fair market value per share of our common stock on the date of exercise, multiplied by the number of shares acquired on exercise.

Potential Payments Upon Termination or Change in Control

        We have previously entered into employment offer letters with our named executive officers, which are summarized under the heading “Summary Compensation Table—Employment Agreements.”

Executive Severance Benefit Plan

        In March 2006, our board, acting upon the recommendation of the compensation committee, approved and adopted an executive severance benefit plan for the benefit of our officers. The plan was amended in August 2006 to increase the benefits available to officers who have been designated at level of vice president by our board or by the compensation committee.

        The benefit plan provides severance benefits to those officers designated as participants under the plan by our board or the compensation committee who are terminated on or after March 30, 2006 and prior to the termination of the plan. Our board has determined that all of our senior vice presidents and vice presidents shall be designated as participants under the plan, except as specifically provided in the plan. An officer shall not be eligible to receive benefits under the plan if, among other things, he or she is eligible to receive severance pursuant to a severance provision contained in an individual offer letter and has not agreed that the terms of the plan will supersede such offer letter. In that event, any severance provision contained in the officer’s offer letter would remain in effect.

  The severance benefits provided under the benefit plan to eligible participants who are terminated without cause consist of:

Key Plan Elements	Senior Vice President and Above	Vice President

Severance	Salary continuation for a period of one year at base rate of pay.

Salary continuation for a period of six months at base rate of pay; if the executive remains unemployed throughout and at the conclusion of the initial six month period, the executive shall receive an additional six month period of salary continuation. However, if at any time during such additional six month period the executive becomes reemployed with another employer, the benefits shall terminate immediately.

Benefit Continuation

Contributions to the cost of COBRA (Consolidated Omnibus Budget Reconciliation Act) coverage on the same basis as our contribution to our health and dental insurance coverage immediately before the the executive’s termination for a period of one year, provided that if the employee secures new employment, the continued contributions shall end when the new employment begins.

Contributions to the cost of COBRA (Consolidated Omnibus Budget Reconciliation Act) coverage on same basis as our contribution to our health and dental insurance coverage immediately before the termination for a period of six months, provided that if the employee secures new employment, the continued contributions shall end when the new employment begins. If the executive remains unemployed throughout and at the conclusion of the initial six-month period, the executive shall receive an additional six month period of salary continuation. However, if at any time during such additional six month period the executive becomes reemployed with another employer, the benefits shall terminate immediately.

All severance and benefits are subject to the executive officer signing a severance agreement that includes a release and waiver of any claims the executive may have against our company.

        An executive is not eligible to receive the severance payment if he or she (i) voluntarily terminates his or her employment; (ii) retires; (iii) refuses to accept another position offered by our company of a comparable or higher base salary that is located within 50 miles of the facility where the executive performed his or her principal duties; (iv) is terminated for cause; (v) is eligible to receive severance pursuant to a severance provision contained in an individual offer letter and has not agreed that the terms of the plan shall supersede that provision; or (vi) is terminated under circumstances governed by his or her individual written change-of-control agreement.

Change in Control Agreements

        We have entered into agreements with our officers that provide each officer with severance benefits in the event that the officer’s employment is terminated under certain circumstances in connection with or subsequent to a change in control of our company.

        In the event that a change in control of our company occurs during the term of the agreement, and the officer’s employment is terminated within 12 months of such change in control date without cause or for good reason by the officer, then the officer shall receive the benefits outlined below:

Key Agreement Elements	Senior Vice President and Higher	Vice President
Term

The term commences as of the effective date of the agreement and continues through December 31, 2008; provided that commencing on January 1, 2009 and each January 1 thereafter, the term of the agreements will be automatically extended for additional one-year periods unless the company gives 90 days prior written notice to the officer that the term will not be extended.

The term commences as of the effective date of the agreement and continues through December 31, 2008; provided that commencing on January 1, 2009 and each January 1 thereafter, the term of the agreements will be automatically extended for additional one-year periods unless the company gives 90 days prior written notice to the officer that the term will not be extended.

Severance

A lump sum cash payment representing the officer’s base salary through the date of termination, any deferred but unpaid compensation, any accrued vacation pay and a severance payment amount equal to 1.0 multiplied by the executive’s highest annual base salary during the two-year period prior to the change in control date.

A lump sum in cash within 30 days of the date of termination representing the officer’s base salary through the date of termination, any deferred but unpaid compensation, any accrued vacation pay and a severance payment amount equal to 0.5 multiplied by the executive’s highest annual base salary during the two-year period prior to the change in control date; provided that if the officer remains unemployed throughout and at the conclusion of the six month period immediately following the date of termination, the company shall pay him or her in cash in advance on a monthly basis, for up to six months following the six-month anniversary of the date of termination, an amount equal to 1/12 of the officer’s highest annual base salary during the two-year period prior to the change in control date. If at any time during the additional six month period the officer becomes reemployed with another employer in a comparable position, the salary continuation payments shall terminate immediately.

Benefit Continuation

Continuation of benefits for a period of 12 months after the date of termination (subject to offset if a subsequent employer offers benefits on terms at least as favorable as those offered by our company).

Continuation of benefits for a period of 12 months after the date of termination (subject to offset if a subsequent employer offers benefits on terms at least as favorable as those offered by our company).

Equity Vesting Acceleration	100% of the then outstanding and unexercisable options to purchase shares of our common stock will become immediately exercisable in full.	50% of the then outstanding and unexercisable options to purchase shares of our common stock will become immediately exercisable in full.

Each agreement also provides that, if within 12 months following the change in control date (i) the officer voluntarily terminates his employment with the company, (ii) his or her employment is terminated by reason of the officer’s death or disability or (iii) we terminate his or her employment for cause, (A) 100% (in the case of senior vice presidents and higher) or 50% (in the case of vice presidents) of the then outstanding and unexercisable options to purchase shares of our common stock held by the officer will become immediately exercisable in full and (B) the officer will receive in a lump sum within 30 days after the date of termination the officer’s base salary through the date of termination, any deferred but unpaid compensation, any accrued vacation pay (other than with respect to a termination for cause) and any other benefits not previously paid or provided that the company is required to pay or provide, or of which the executive is eligible.

        Each agreement will expire upon the first to occur of:

•     the expiration of the term of the agreement, if the change in control date has not occurred during the term;

•     the termination of the officer’s employment with our company prior to the change in control date;

•               the date that is 12 months after the change in control date, if the officer is still employed by the company on that date; or

•               the fulfillment by the company of certain of its obligations under the agreement if the officer’s employment with the company terminates within 12 months following the change in control date.

        Each agreement provides that our company shall require any successor to all or substantially all of our business or assets to assume and agree to perform the agreement to the same extent that we would be required to perform it if no such succession had taken place.

        The following tables summarize quantitative disclosures for Jane A. Kramer, L. Gordon Letts, Ph.D. and Michael Sabolinski, M.D. regarding estimated payments and other benefits that would have been received by the named executive officer if his or her employment terminated as of the last business day of the year, December 29, 2006, under each of the circumstances set forth below. Argeris N. Karabelas, Ph.D. and Kenneth M. Bate were not deemed to be participants under the executive severance benefit plan in 2006, and we did not enter into a change in control agreement with either Dr. Karabelas or Mr. Bate in 2006. Accordingly, Ms. Kramer and Drs. Letts and Sabolinski were the only named executive officers employed by us on December 29, 2006 who were entitled to severance payments on that date upon termination of employment.

Payments to Jane A. Kramer Assuming a December 29, 2006 Termination

					Equity
						Value of
	Cash Severance				Value of	Accelerated
	Base Salary(1)		Incentive Award		Vested	Unvested	Benefits
Circumstances of Termination	Multiple	$	Multiple	$	Equity($)	Equity($)(2)	Continuation($)(3)	Total($)
Termination by the company for cause, not following a change in control	—	—	—	—	—	—	—	—

Termination by the company without cause, not following a change in control	0.5 (up to 1.0)	212,800	—	—	—	—	14,945	227,745

Termination by the company without cause or by the executive officer with good reason within 12 months following a change in control	0.5 (up to 1.0)	212,800	—	—	—	4,900	14,945	232,645

Within 12 months following a change in control, (i) voluntary termination by officer; (ii) termination by reason of death or disability; or (iii) termination by the company for cause	—	—	—	—	—	4,900	—	4,900

(1)           Pursuant to the terms of our executive severance benefit plan, Ms. Kramer’s salary would continue for six months following the termination of her employment without cause. Pursuant to a change in control agreement that we have entered into with Ms. Kramer, if Ms. Kramer’s employment were terminated without cause within 12 months following a change in control, she would receive a severance payment equal to 0.5 multiplied by her highest annual base salary during the two-year period prior to the change in control date. Pursuant to the terms of both the executive severance plan and the change in control agreement, if Ms. Kramer remained unemployed at the conclusion of the initial six-month period, then she would receive an additional six-month period of salary continuation; provided that, if at anytime during the additional six months she became reemployed with another employer, the benefits would terminate immediately. The amount listed under base salary is calculated with the assumption that Ms. Kramer will receive the full twelve months of salary continuation to which she is potentially entitled under the executive severance benefit plan and the change in control agreement.

(2)           All unvested equity is assumed to have been accelerated as of December 29, 2006. The amount shown here represents the spread of the accelerated options assuming a fair market value of our common stock of $2.45 (representing the closing price of our common stock on the Nasdaq Global Market on December 29, 2006). Pursuant to the terms of a change in control agreement that we entered into with Ms. Kramer, in the event of a termination of her employment within 12 months following a change in control, she is entitled to the immediate accelerated vesting of 50% of her then-outstanding and unexercisable options.

(3)           Pursuant to the terms of our executive severance benefit plan and a change in control agreement that we entered into with Ms. Kramer, benefits are continued for so long as the executive is entitled to receive salary under the plan or the agreement, as the case may be. The benefit costs include the employer cost of health and dental insurance, less the executive’s contribution amount.

Payments to L. Gordon Letts, Ph.D. Assuming a December 29, 2006 Termination

					Equity
						Value of
	Cash Severance				Value of	Accelerated
	Base Salary(1)		Incentive Award		Vested	Unvested	Benefits
Circumstances of Termination	Multiple	$	Multiple	$	Equity($)(2)	Equity($)(3)	Continuation($)(4)	Total($)
Termination by the company for cause, not following a change in control	—	—	—	—	62,894	—	—	62,894

Termination by the company without cause, not following a change in control	1.0	270,218	—	—	62,894	—	14,945	348,057

Termination by the company without cause or by the executive officer with good reason within 12 months following a change in control	1.0	270,218	—	—	62,894	60,319	14,945	408,376

Within 12 months following a change in control, (i) voluntary termination by officer; (ii) termination by reason of death or disability; or (iii) termination by the company for cause	—	—	—	—	62,894	60,319	—	123,213

(1)           Pursuant to the terms of our executive severance benefit plan, Dr. Letts’ salary would continue for twelve months following the termination of his employment without cause. Pursuant to a change in control agreement that we have entered into with Dr. Letts, if Dr. Letts’ employment were terminated without cause within 12 months following a change in control, he would receive a severance payment equal to 1.0 multiplied by his highest annual base salary during the two-year period prior to the change in control date.

(2)           This amount represents the difference between the exercise price of the vested option and the closing price of our common stock on the Nasdaq Global Market on December 29, 2006 ($2.45).

(3)           All unvested equity is assumed to have been accelerated as of December 29, 2006. The amount shown here represents the spread of the accelerated options assuming a fair market value of our common stock of $2.45 (representing the closing price of our common stock on the Nasdaq Global Market on December 29, 2006). Pursuant to the terms of a change in control agreement we entered into with Dr. Letts, in the event of a termination of his employment within 12 months following a change in control, he is entitled to the immediate accelerated vesting of 100% of his then-outstanding and unexercisable options.

(4)           Pursuant to the terms of our executive severance benefit plan and a change in control agreement that we entered into with Dr. Letts, benefits are continued for so long as the executive is entitled to receive salary under the plan or the agreement, as the case may be. The benefit costs include the employer cost of health and dental insurance, less the executive’s contribution amount.

Payments to Michael Sabolinski, M.D. Assuming a December 29, 2006 Termination

					Equity
						Value of
	Cash Severance				Value of	Accelerated
	Base Salary(1)		Incentive Award		Vested	Unvested	Benefits
Circumstances of Termination	Multiple	$	Multiple	$	Equity($)(2)	Equity($)(3)	Continuation($)(4)	Total($)
Termination by the company for cause, not following a change in control	—	—	—	—	23,625	—	—	23,625

Termination by the company without cause, not following a change in control	1.0	270,105	—	—	23,625	—	14,945	308,675

Termination by the company without cause or by the executive officer with good reason within 12 months following a change in control	1.0	270,105	—	—	23,625	32,863	14,945	341,538

Within 12 months following a change in control, (i) voluntary termination by officer; (ii) termination by reason of death or disability; or (iii) termination by the company for cause	—	—	—	—	23,625	32,863	—	56,488

(1)           Pursuant to the terms of our executive severance benefit plan, Dr. Sabolinski’s salary would continue for twelve months following the termination of his employment without cause. Pursuant to a change in control agreement that we have entered into with Dr. Sabolinski, if Dr. Sabolinski’s employment were terminated without cause within 12 months following a change in control, he would receive a severance payment equal to 1.0 multiplied by his highest annual base salary during the two-year period prior to the change in control date.

(2)           This amount represents the difference between the exercise price of the vested option and the closing price of our common stock on the Nasdaq Global Market on December 29, 2006 ($2.45).

(3)           All unvested equity is assumed to have been accelerated as of December 29, 2006. The amount shown here represents the spread of the accelerated options assuming a fair market value of our common stock of $2.45 (representing the closing price of our common stock on the Nasdaq Global Market on December 29, 2006). Pursuant to the terms of a change in control agreement we entered into with Dr. Sabolinski, in the event of a termination of his employment within 12 months following a change in control, he is entitled to the immediate accelerated vesting of 100% of his then-outstanding and unexercisable options.

(4)           Pursuant to the terms of our executive severance benefit plan and a change in control agreement that we entered into with Dr. Sabolinski, benefits are continued for so long as the executive is entitled to receive salary under the plan or the agreement, as the case may be. The benefit costs include the employer cost of health and dental insurance, less the executive’s contribution amount.

Compensation of Directors

        We compensate our directors for service on our board of directors in the amount of $6,000 per quarter. The chairman of our board of directors is compensated an additional $10,000 per year. In addition, members of the audit committee receive $2,000 per committee meeting, and members of the compensation committee and nominating and corporate governance committee receive $1,000 per committee meeting. The chairman of the audit committee receives an additional $7,500 per year. The chairman of the compensation committee and the chairman of the nominating and corporate governance committee each receive an additional $5,000 per year. Directors are reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of our board of directors and its committees.

        Directors are also eligible to participate in our 2003 stock incentive plan. Our board of directors has established a program under which each non-employee director is eligible to receive an option to purchase 20,000 shares of our common stock upon his appointment to our board and also is eligible to receive an annual grant of an option to purchase 15,000 shares of our common stock at each year’s annual meeting at which he serves as a director. Options granted upon a director’s initial election to our board of directors vest in four equal annual installments beginning on the first anniversary of the grant date. Options granted upon a director’s reelection at our annual meeting of stockholders vest in full on the first anniversary of the date of grant. Currently, each option terminates on the earlier of ten years from the date of grant or 90 days after the optionee ceases to serve as a director, except in the case of death or disability, in which event the option terminates one year from the date of the director’s death or disability. The exercise price of these options equals the fair market value of our common stock on the date of grant. On May 17, 2006, the date of our 2006 annual meeting of stockholders, we granted each of Mr. Cohen, Dr. Douglas, Dr. Horovitz, Mr. Leschly, Mr. Littlechild, Dr. Loscalzo and Mr. Scoon, our non-employee directors at that time, options to purchase 15,000 shares of our common stock at an exercise price of $4.12 per share. Also on May 17, 2006, in recognition of his initial election to our board of directors, we granted Mr. Sobecki an option to purchase 20,000 shares of our common stock at an exercise price of $4.12 per share.

        The following table summarizes all compensation paid to or earned by our directors for fulfillment of their duties as directors in fiscal year 2006.

Director Compensation Table

Name	Fees Earned or Paid in Cash($)	Stock Awards($)	Option Awards($)(1)	Non-Equity Incentive Plan Compensation($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Argeris N. Karabelas, Ph.D.(2)	41,000	—	1,528,124	—	—	—	1,569,124
Michael D. Loberg, Ph.D.(3)	—	—	—	—	—	—	—
Robert S. Cohen(4)	45,000	—	87,178	—	—	—	132,178
Frank L. Douglas, M.D., Ph.D.(5)	25,000	—	32,244	—	—	—	57,244
Zola Horovitz, Ph.D.(6)	36,000	—	97,778	—	—	—	133,778
Mark Leschly(7)	41,000	—	97,778	—	—	—	138,778
John W. Littlechild(8)	30,000	—	97,778	—	—	—	127,778
Joseph Loscalzo, M.D., Ph.D.(9)	30,000	—	(115,338)	—	—	27,500	(57,838)
Davey S. Scoon(10)	45,500	—	119,893	—	—	—	165,393
Christopher J. Sobecki(11)	12,000	—	8,776	—	—	—	20,776

(1)           These values reflect grant date fair value using the Black-Scholes option pricing model and applying the principles outlined in SFAS 123R. For stock options granted to non-employees, we recognize compensation expense in accordance with the requirements of Emerging Issues Task Force No. 96-18, or EITF 96-18. The provisions of EITF 96-18 that are related to non-employee stock options utilize the Black-Scholes option pricing model to determine the fair value of these stock options at each reporting date. Two of our directors, Drs. Douglas and Loscalzo, have previously received options in connection with their service on our then-current Scientific Advisory Board for which we apply the provisions of EITF 96-18. The assumptions used to calculate the fair value pursuant to SFAS 123R and EITF 96-18 are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2006, which is on file with the SEC.

(2)           In addition to cash compensation earned and paid in fiscal year 2006, the amount listed under “Fees Earned or Paid in Cash” with respect to Dr. Karabelas include $3,000 earned in 2005 but paid in 2006. The amount listed under “Option Awards” includes the grant fair value date of options Dr. Karabelas received pursuant to his appointment as our interim chief executive officer and his agreement to forego any salary or bonus payments to which he would otherwise have been entitled pursuant to the terms of his employment offer letter. Additional information regarding compensation earned by Dr. Karabelas in his capacity as our interim president and chief executive officer from March 2006 to January 2007 is included under the heading “—Summary Compensation Table” above.

(3)           In connection with his separation from our company in March 2006, Dr. Loberg resigned as a director. Additional information regarding compensation earned by Dr. Loberg in his capacity as our president and chief executive officer until his March 2006 separation is included under the heading “—Summary Compensation Table” above.

(4)           In addition to cash compensation earned and paid in fiscal year 2006, the amount listed under “Fees Earned or Paid in Cash” with respect to Mr. Cohen includes $3,000 earned in 2005 but paid in 2006 and $5,000 earned in 2006 but paid in 2007.

(5)           The amount listed under “Fees Earned or Paid in Cash” with respect to Dr. Douglas represents cash compensation earned and paid in fiscal year 2006. The amount listed under “Option Awards” with respect to Dr. Douglas includes a reversal of stock-based compensation expense for the year ended December 31, 2006 that NitroMed recognized with respect to options Dr. Douglas previously received in connection with his service on our then-current Scientific Advisory Board.

(6)           In addition to cash compensation earned and paid in fiscal year 2006, the amount listed under “Fees Earned or Paid in Cash” with respect to Dr. Horovitz includes $5,000 earned in 2006 but paid in 2007.

(7)           In addition to cash compensation earned and paid in fiscal year 2006, the amount listed under “Fees Earned or Paid in Cash” with respect to Mr. Leschly includes $3,000 earned in 2005 but paid in 2006 and $2,000 earned in 2006 but paid in 2007.

(8)           In addition to cash compensation earned and paid in fiscal year 2006, the amount listed under “Fees Earned or Paid in Cash” with respect to Mr. Littlechild includes $1,000 earned in 2006 but paid in 2007. Mr. Littlechild has returned payment with respect to $18,000 of the amount listed under “Fees Earned or Paid in Cash” that was earned in fiscal year 2006.

(9)           The amount listed under “Fees Earned or Paid in Cash” with respect to Dr. Loscalzo represents cash compensation earned and paid in fiscal year 2006. The amount listed under “Option Awards” with respect to Dr. Loscalzo includes a reversal of stock-based compensation expense for the year ended December 31, 2006 that NitroMed recognized with respect to options Dr. Loscalzo previously received in connection with his service on our then-current Scientific Advisory Board. The amount listed under “All Other Compensation” with respect to Dr. Loscalzo represents payments made to Dr. Loscalzo in 2006 for services rendered in 2005 for (i) consulting and (ii) participation on our then-active scientific advisory board.

(10)     In addition to cash compensation earned and paid in fiscal year 2006, the amount listed under “Fees Earned or Paid in Cash” with respect to Mr. Scoon includes $5,000 earned in 2006 but paid in 2007.

(11)     The amount listed under “Fees Earned or Paid in Cash” with respect to Mr. Sobecki represents cash compensation earned and paid in fiscal year 2006.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)       Consolidated Financial Statements.

For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

(b)      List of Exhibits.

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

(c)       Financial Statement Schedules.

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NitroMed, Inc.
Date: May 22, 2007

	By:	/s/ Kenneth M. Bate
Kenneth M. Bate
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No	Description

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-108104))
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-108104))
10.1	Restated 1993 Equity Incentive Plan (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-108104))
*10.2	Amended and Restated 2003 Stock Incentive Plan, as amended
10.3

Form of Incentive Stock Option Agreement Granted Under Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50439))

10.4

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

10.13	Letter Agreement between the Company and L. Gordon Letts dated November 4, 1993 (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-108104))
10.14

Fourth Amended and Restated Stockholders’ Agreement among the Company and the stockholders named therein dated May 22, 2001, as amended November 20, 2001, May 12, 2003 and July 31, 2003 (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-108104))

10.15

Form of Warrant to purchase shares of the Company’s Common Stock, together with a schedule of warrant holders (Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-108104))

10.16

Letter Agreement between the Company, Boston University School of Medicine and Martin Feelisch, Ph.D. dated May 5, 2003 (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50439))

10.17

Consulting Agreement between the Company and Joseph Loscalzo, M.D., Ph.D. dated October 27, 2003, as amended on April 1, 2004 (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50439))

10.18

Letter Agreement between the Company and Merck Frosst Canada & Co. dated November 8, 2004 (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on November 8, 2004 (File No. 000-50439))

10.19

Letter Agreement between the Company and James G. Ham, III dated September 3, 2004 (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50439))

10.20 †

Supply Agreement between the Company and Schwarz Pharma Manufacturing, Inc. dated as of February 16, 2005 (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50439))

10.21

Letter Agreement between the Company and Michael D. Loberg, Ph.D., dated as of June 16, 2006 (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on June 22, 2006 (File No. 000-50439))

10.22	Executive Severance Benefit Plan (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-50439))
10.23	Amendment No. 1 to Executive Severance Benefit Plan (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on August 22, 2006 (File No. 000-50439))
10.24

Form of Agreement entered into by and between the Company and certain of its executive officers, together with a schedule of such officers (Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 000-50439))

10.25

Form of Amendment No. 1 to Agreement entered into by and between the Company and certain of its executive officers, together with a schedule of such officers (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on August 22, 2006 (File No. 000-50439))

10.26

Employment Offer Letter between the Company and Kenneth M. Bate, dated as of January 19, 2007 (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on January 25, 2007 (File No. 000-50439))

10.27

Retention Agreement between the Company and Kenneth M. Bate, dated as of January 23, 2007 (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on January 25, 2007 (File No. 000-50439))

10.28

Severance Agreement between the Company and Kenneth M. Bate, dated as of January 23, 2007 (Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on January 25, 2007 (File No. 000-50439))

*10.29	Employment Offer Letter between the Company and Gerald Bruce, dated as of January 10, 2006, as amended on April 24, 2006
*10.30†	License Agreement between the Company and Elan Pharma International Limited, dated as of February 9, 2007
*10.31	Lease between the Company and The Realty Associates Fund VI, L.P., dated as of February 23, 2007
10.32

Lease between the Company and PM Atlantic Lexington, LLC dated January 30, 2004 (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50439))

14.1	Code of Business Conduct and Ethics (Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50439))
*21.1	Subsidiaries of the Company
*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†           Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission

*                    Filed with the Registrant’s Original Form 10-K.