Form 10-Q
period 2007-06-30
NITROMED INC
filed 2007-08-01
CIK 927829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

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

As of July 27, 2007, the registrant had 45,823,426 shares of Common Stock, $0.01 par value per share, outstanding.

NITROMED, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

NITROMED, INC.
CONDENSED BALANCE SHEETS
(in thousands, except par value amounts)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$16,972	$21,074
Marketable securities	27,474	21,079
Accounts receivable	1,368	1,370
Inventories	2,986	2,846
Prepaid expenses and other current assets	653	570
Total current assets	49,453	46,939
Property and equipment, net	370	963
Restricted cash	191	803
Total assets	$50,014	$48,705

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,256	$1,923
Accrued expenses	6,431	6,545
Accrued restructuring	—	299
Deferred revenue	—	206
Current portion of long-term debt	7,277	6,925

Total current liabilities	14,964	15,898
Long-term debt	—	3,728

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 65,000 shares authorized; 45,156 and 37,181 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	452	372
Additional paid-in capital	364,753	342,528
Accumulated deficit	(330,158)	(313,808)
Accumulated other comprehensive income (loss)	3	(13)
Total stockholders’ equity	35,050	29,079
Total liabilities and stockholders’ equity	$50,014	$48,705

See accompanying notes.

NITROMED, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product revenue	$3,715	$2,855	$7,283	$5,171

Cost and operating expenses:
Cost of product sales	637	621	1,591	1,517
Research and development (1)	2,931	4,516	5,938	10,515
Sales, general and administrative (1)	6,634	16,580	15,582	36,365
Restructuring charge	—	—	1,004	2,038
Total cost and operating expenses	10,202	21,717	24,115	50,435
Loss from operations	(6,487)	(18,862)	(16,832)	(45,264)
Non-operating income:
Interest expense	(195)	(358)	(433)	(754)
Interest income	446	940	915	1,814
	251	582	482	1,060

Net loss	$(6,236)	$(18,280)	$(16,350)	$(44,204)

Basic and diluted net loss per common share	$(0.16)	$(0.50)	$(0.42)	$(1.24)
Shares used in computing basic and diluted net loss per common share	40,100	36,724	38,689	35,667

(1) Includes stock-based compensation expense as follows:

Research and development	$561	$885	$1,085	$1,599
Sales, general and administrative	$869	$1,954	$2,316	$2,974

See accompanying notes.

NITROMED, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net loss	$(16,350)	$(44,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209	417
Non-cash restructuring charge	—	597
Stock-based compensation expense	3,401	4,573
Changes in operating assets and liabilities:
Accounts receivable	2	2,140
Inventories	(140)	(3)
Prepaid expenses and other current assets	(83)	1,766
Deferred revenue	(206)	(1,870)
Accounts payable and accrued expenses	(501)	(10,014)
Accrued restructuring charge	(299)	709
Net cash used in operating activities	(13,967)	(45,889)
Investing activities
Purchase of property and equipment	(144)	(104)
Proceeds from sale of equipment	528	—
Purchases of marketable securities	(37,250)	(90,331)
Sales of marketable securities	30,871	99,826
Other assets	612	—
Net cash provided by (used in) investing activities	(5,383)	9,391
Financing activities
Net proceeds from sale of common stock	18,283	58,505
Principal payments on long-term debt	(3,376)	(3,058)
Proceeds from employee stock plans	341	656
Net cash provided by financing activities	15,248	56,103
Net change in cash and cash equivalents	(4,102)	19,605
Cash and cash equivalents at beginning of period	21,074	11,091
Cash and cash equivalents at end of period	$16,972	$30,696

See accompanying notes.

NITROMED, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

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

The Company’s principal source of revenue is from the sale of BiDil® (isosorbide dinitrate/hydralazine hydrochloride), the Company’s product for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapies.  The Company has used and will continue to require substantial funds to manufacture, market and sell BiDil during 2007 and beyond. The Company also expects to incur additional expenses relating to the ongoing development of a planned extended release formulation of BiDil, known as BiDil XR™, for which the Company commenced clinical development in October 2006. The Company believes that its existing cash, cash equivalents and marketable securities, and cash it expects to generate from sales of BiDil, will be sufficient to fund its current business plan for at least the next twelve months.  The Company will require substantial additional cash to fund its operations beyond the next twelve-month period, and may seek to raise these funds through financings, including public or private equity offerings, debt financings, collaborative arrangements with corporate partners or a combination of any of the foregoing. There can be no assurance that funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company will be required to scale back or eliminate some or all of its sales and marketing efforts for BiDil, as well as delay its development efforts with respect to BiDil XR. The Company may also be required to license to others the right to develop or commercialize products or technologies that the Company would otherwise seek to develop and commercialize on its own.  The Company could also be required to limit, scale back or cease its operations, any of which would have a material and adverse effect on the Company.

(2)           Revenue Recognition

As discussed above, the Company’s principal source of revenue is from the sale of BiDil, which was launched and began shipping in the third quarter of 2005.

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

Sales Returns, Allowances, Rebates and Discounts.   The Company’s product sales are subject to returns, allowances, rebates, and cash and contract discounts that are customary in the pharmaceutical industry. A large portion of the Company’s product sales are made to pharmaceutical wholesalers for further distribution through pharmacies to patients, who are consumers of the product. All revenues from product sales are recorded net of applicable allowances for sales returns, allowances, rebates and cash and contract discounts. The Company determines the provisions for sales returns, allowances, rebates and discounts based primarily on estimates and contractual terms.

Product Returns.   Consistent with industry practice, the Company offers contractual return rights that allow customers to return product only during the period that is six months prior to, and twelve months after product expiration. Commercial product shipped during 2005 and the first half of 2006 had a shelf-life of twelve months from date of manufacture with expiration dates ranging from April 2006 to April 2007. During the third quarter of 2006, the Company began shipping commercial product with an expiration date of 18 months.  During the first quarter of 2007, BiDil’s shelf life for newly produced finished goods was increased to 24 months. The Company began shipping product with 24 month dating in the second quarter of 2007.  Factors that are considered in the Company’s estimate of future product returns include an analysis of the amount of product in the wholesaler and pharmacy channels, discussions with key wholesalers and other customers regarding inventory levels and shipment trends, review of consumer consumption data based on aggregate weekly and monthly prescription data derived from Source Projected Launchtrac provided by Wolters Kluwer Health, and the remaining time to expiration of the Company’s product. At June 30, 2007 and December 31, 2006, the Company’s product return reserve was $1.1 million and $1.3 million, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. In developing a reasonable estimate for the reserve for product returns, the Company considers the factors in paragraph 8 of Statement of Financial Accounting Standards No. 48, Revenue Recognition When a Right of Return Exists. The Company believes it has developed a reasonable estimate of returns based on actual return data compared to product shipped. The Company will continue to monitor actual returns as the Company develops more sales experience with BiDil. Based on the factors noted above, among others, the Company believes its estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to the Company’s financial statements.

Sample Voucher and Co-Pay Programs.   Beginning in the third quarter of 2005, the Company initiated a sample voucher program whereby the Company offers an incentive to patients in the form of a free 30-day trial, or approximately 100 tablets, of BiDil. The Company accounts for this program in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. These sample voucher programs have a six month expiration date, such that each sample voucher program is active for two quarters at a time. At the end of each quarter the Company estimates the amount of reimbursement claims based on those claims received for the sample vouchers distributed during the quarter, and uses this information to estimate the usage for the next quarter. At the end of each semi-annual period the Company adjusts the estimated voucher usage to actual. The amount of reimbursement is recorded as a reduction to revenue. For the three month periods ended June 30, 2007 and 2006, the Company recorded a reduction to revenue of $6,000 and $13,000, respectively. For the six month periods ended June 30, 2007 and 2006, the Company recorded a reduction to revenue of $34,000 and $356,000, respectively. The Company expects to continue to offer sample voucher and co-pay incentives in future periods.

Sales Discounts, Rebates and Allowances.   Sales discounts, rebates and contractual allowances result primarily from sales under contracts with healthcare providers, wholesalers, Medicare and Medicaid programs and other governmental agencies. The Company estimates sales discounts, rebates and contractual allowances by considering the following factors: current contract prices, terms, sales volume, estimated customer and wholesaler inventory levels and current average rebate rates. For the three month periods ended June 30, 2007 and 2006, the Company recorded sales discounts, rebates and other allowances of $1.4 million and $0.2 million, respectively. For the six month periods ended June 30, 2007 and 2006, the Company recorded sales discounts, rebates and other allowances of $2.5 million and $0.6 million, respectively.

 (3)          Accounts Receivable

Accounts receivable consists of amounts due from wholesalers and pharmacies for the purchase of BiDil. Ongoing evaluations of customers’ credit worthiness are performed and collateral is generally not required. As of June 30, 2007, the Company has not reserved any amount for bad debts related to the sale of BiDil. The Company continuously reviews all customer accounts to determine if an allowance for uncollectible accounts is necessary. The Company currently provides substantially all of its customers with payment terms of net 30 days. Amounts past due from customers are determined based on contractual payment terms. Through June 30, 2007, payments have generally been made in a timely manner.

(4)           Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$1,950	$2,123
Finished goods	1,036	723
Total	$2,986	$2,846

On a quarterly basis, the Company analyzes its current inventory levels and future irrevocable inventory purchase commitments and writes down inventory that has become un-saleable or has a cost basis in excess of its expected net realizable value. The Company relies on Sumitomo Corp. as the sole worldwide source for the supply of hydralazine hydrochloride, which is one of the two active ingredients in BiDil. The Company currently has $1.9 million of hydralazine hydrochloride in inventory at June 30, 2007 which represents approximately 6 to 8 years supply. This inventory will be required to be retested for stability on a continuing basis subsequent to its initial retest dates which occur at various dates between January and June of 2008. The Company believes that the retests will be successful and will continue to evaluate this raw material on an ongoing basis based on the results of stability retesting and industry practices. In addition, the Company evaluates its future irrevocable inventory purchase commitments compared to forecasted product sales, the current level of inventory and its related product dating. Expired inventory is disposed of, and the related costs are written off. For the three month periods ended June 30, 2007 and 2006, the Company recorded inventory impairment charges of $161,000 and $83,000, respectively. For the six month periods ended June 30, 2007 and 2006, the Company recorded inventory impairment charges of $545,000 and $565,000, respectively.

(5)                                 Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized subsequent to December 31, 2005. includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards. Results for prior periods have not been restated.

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

In May 2007, the Company entered into a Transition Agreement with L. Gordon Letts, Ph.D., the Company’s former Chief Scientific Officer and Senior Vice President of Research and Development.  Pursuant to the terms of the Transition Agreement, options previously granted by the Company to Dr. Letts will continue to vest during a one-year transition period, during which time Dr. Letts will continue to be an employee of the Company.  Pursuant to the terms of the Transition Agreement, the terms of stock option awards granted to Dr. Letts were modified in order to extend the term of the exerciseability of the options from three months following the cessation of employment to two years following the cessation of the one-year transition period. As a result of this modification, the Company incurred a stock-based compensation charge in the amount of $146,000 for the three months ended June 30, 2007, and will continue to recognize additional amounts as the options vest.

In March and April 2007, the Company entered into restricted stock agreements with certain executive officers and employees of the Company, pursuant to which these employees were granted an aggregate of 734,790 shares of the Company’s common stock under the Company’s Amended and Restated 2003 Stock Incentive Plan (the “2003 Plan”), which are subject to forfeiture to the Company under certain circumstances.  The forfeiture provision lapses as follows: 25% of the shares are no longer subject to forfeiture to the Company, or “vest,” on the date that is six months after the grant date; 25% vest on the first anniversary of the grant date; and 50% vest on the second anniversary of the grant date.  Upon a change in control of the Company or upon termination of the employee’s employment without cause, all unvested restricted shares shall immediately vest in full. The Company recognized $263,000 of stock-based compensation expense for the three months ended June 30, 2007 and $317,000 for the six months ended June 30, 2007.  On the accompanying condensed balance sheets to which these notes refer, the number of shares of the Company’s common stock outstanding as of June 30, 2007 does not include 667,084 shares of unvested restricted common stock.

In connection with recording stock-based compensation expense related to non-employees, the Company recorded reversals of $22,000 and $143,000 for the three months ended June 30, 2007 and June 30, 2006, respectively. The Company recorded reversals of stock-based compensation expense related to non-employees of $5,000 and $176,000 for the six months ended June 30, 2007 and June 30, 2006, respectively.

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Information pertaining to stock options and related assumptions is noted in the following table:

	Six Months Ended June 30,
	2007	2006
Options granted (in thousands)	822	2,671
Weighted-average exercise price of stock options	$2.69	$8.58
Weighted-average grant date fair-value of stock options	$1.63	$5.27
Assumptions:
Volatility	76%	73%
Risk-free interest rate	4.8%	4.7%
Expected life (years)	5.0	5.9
Dividend	None	None

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

The Company is using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 6.0% to all unvested options as of June 30, 2007. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

A summary of option activity under the Company’s 2003 Plan as of June 30, 2007, and changes during the six month period then ended is presented below (in thousands, except weighted average data):

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,936	$6.90
Granted	822	$2.69
Exercised	(273)	$1.14
Forfeited/Cancelled	(658)	$7.03
Outstanding at June 30, 2007	4,827	$6.49	7.96	$322
Exercisable at June 30, 2007	2,190	$7.39	6.78	$288
Options expected to vest at June 30, 2007 (1)	2,478	$6.09	7.72	$34

(1) Options expected to vest is calculated by applying an estimated forfeiture rate to unvested options.

During the six months ended June 30, 2007 and 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $526,000 and $1.8 million, respectively, and the total amount of cash received from exercise of these options was $311,000 and $605,000, respectively. The total grant-date fair value of stock options that vested during the six months ended June 30, 2007 and 2006 was approximately $3.2 million and $1.1 million, respectively.

As of June 30, 2007, there was $9.6 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 2.5 years.

A summary of the Company’s restricted stock award activity as of June 30, 2007 and changes during the six-month period then ended is presented below:

	Restricted Shares Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Non-vested shares outstanding at December 31, 2006	—	$—
Awards granted	735	$3.22
Restrictions lapsed	—	$—
Awards forfeited	(68)	$3.22
Non-vested shares outstanding at June 30, 2007	667	$3.22

As of June 30, 2007, there was $1.5 million of total unrecognized compensation cost related to unvested restricted shares. The total fair value of these share-based awards will be recognized over the remaining vesting term of 1.7 years.

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

The following table summarizes the restructuring activity as of June 30, 2007 as part of the March 2006 restructuring plan:

	Charge	Cash Payments and Write-offs	Accrued at December 31, 2006	Cash Payments	Accrued at June 30, 2007
Workforce reduction	$1,441,000	$(1,371,000)	$70,000	$(70,000)	$—
Impairment	597,000	(597,000)	—	—	—
Total	$2,038,000	$(1,968,000)	$70,000	$(70,000)	$—

On October 10, 2006, the Company recorded a restructuring charge of $3.2 million, which was comprised of severance benefits of $2.5 million and impairment charges of $0.7 million for certain research and development equipment, leasehold improvements, furniture and fixtures, and computers. The restructuring charges were recorded in accordance with SFAS 146 and SFAS 144. The October 2006 restructuring program included the elimination of 120 sales personnel and 8 general and administrative and research and development personnel. None of these employees remained employed as of December 31, 2006. As a result of these terminations, the Company’s decision to no longer pursue research and development internally, and the Company’s decision to move to a smaller facility, certain research and development equipment, leasehold improvements, furniture and fixtures, and computers became impaired. These assets were written down to the fair value based on either a third-party quote, or the estimated discounted cash flows they would generate over their estimated remaining economic life to the Company.

The following table summarizes the restructuring activity as of June 30, 2007 as part of the October 2006 restructuring plan:

	Charge	Cash Payments and Write-offs	Accrued at December 31, 2006	Cash Payments	Accrued at June 30, 2007
Workforce reduction	$2,500,000	$(2,271,000)	$229,000	$(229,000)	$—
Impairment	745,000	(745,000)	—	—	—
Total	$3,245,000	$(3,016,000)	$229,000	$(229,000)	$—

In the first quarter of 2007, the Company recorded a restructuring charge of $1.0 million related to vacating its former headquarters location. The charge was recorded pursuant to SFAS 146. In March 2007, the Company entered into an Assignment of Lease and Assumption Agreement (the “Assignment Agreement”) with Shire Human Genetic Therapies, Inc. (“Shire”), pursuant to which the Company assigned its lease for office and laboratory space located at 125 Spring Street in Lexington, Massachusetts (the “Spring Street Lease”).  Pursuant to the terms of the Assignment Agreement, the Company agreed to pay Shire the amount of approximately $1,160,000 as consideration for Shire’s assumption of the Spring Street Lease. In addition to this charge, the Company incurred $612,000 in expenses primarily related to real estate brokerage fees and clean-up costs.  Offsetting these charges was a reversal of $768,000 in accrued rent related to the Spring Street Lease. All amounts were paid as of March 31, 2007, and the Company has no further obligations related to this lease.

(7)                                 Accumulated Other Comprehensive Loss

The Company presents comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income is comprised entirely of net loss and unrealized gains and losses on available-for-sale marketable securities. For the three months ended June 30, 2007 and 2006, total comprehensive loss equaled $6,228,000 and $18,282,000, respectively. For the six months ended June 30, 2007 and 2006, total comprehensive loss equaled $16,334,000 and $44,157,000, respectively.

(8)           Sale of Common Stock

On May 30, 2007, the Company completed a direct offering of shares of the Company’s common stock previously registered under an effective shelf registration statement. Pursuant to this offering, the Company sold approximately 7.6 million shares of the Company’s common stock to selected institutional investors at a price of $2.60 per share. Proceeds to the Company from this registered direct offering, net of offering expenses and placement agency fees, totaled $18.3 million.

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

As of June 30, 2007 and 2006, options to purchase 4,827,067 and 5,003,026 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be anti-dilutive. In addition, 667,084 shares of restricted common stock are also not included.

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

(11)                          Concentration of Credit Risk

Statement of Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no off-balance-sheet or concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains its cash and cash equivalents and marketable securities balances with several high-credit quality financial institutions.

The following table summarizes the number of trade customers that individually comprise greater than 10% of total revenues and their respective percentage of the Company’s total revenues:

	Number of Significant Customers
		Percentage of Total Revenues by Customer
		A	B	C

Three months ended June 30, 2007	3	36%	34%	18%
Three months ended June 30, 2006	3	39%	31%	18%
Six months ended June 30, 2007	3	36%	36%	18%
Six months ended June 30, 2006	3	33%	33%	19%

The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their respective percentage of the Company’s total accounts receivable:

	Number of
	Significant	Percentage of Total Accounts Receivable
	Customers	A	B	C
As of:
June 30, 2007	3	27%	40%	20%
December 31, 2006	3	30%	37%	16%

To date, the Company has not written off any significant accounts receivable.

(12)                          Long Term Debt

On June 28, 2005, the Company borrowed (i) $10.0 million from Oxford Finance Corporation (“Oxford”), and (ii) $10.0 million from General Electric Capital Corporation (“GECC”) pursuant to the terms of Promissory Notes (the “Notes”). The Notes bear interest at a fixed rate of 9.95% per annum and are payable in 36 consecutive monthly installments of principal and accrued interest, beginning on July 1, 2005. Also on June 28, 2005, the Company entered into Master Security Agreements with both Oxford and GECC (the “Agreements”). Under the terms of these Agreements, the Company granted to both Oxford and GECC a security interest in and against all of the property of the Company and in and against all additions, attachments, accessories and accessions to such property, all substitutions, replacements or exchanges, and all insurance and/or other proceeds (the “Collateral”). The Collateral comprises all of the Company’s personal property and fixtures including, but not limited to, all inventory, equipment, fixtures, accounts, deposit accounts, documents, investment property, instruments, general intangibles, chattel paper and any and all proceeds (but excluding intellectual property). The Collateral does not include any intellectual property or products (or interests in any intellectual property or products (including any royalties) acquired, whether by purchase, license or otherwise, on or after the execution of the Agreements (collectively, “New Property”), nor do the Agreements limit any indebtedness secured by any New Property provided that debt or non-cash equity (e.g., stock) is used to acquire New Property. In the event that the Company uses cash to purchase New Property, Oxford’s and GECC’s existing liens will extend to such New Property.

The Agreements also contain a material adverse change clause with both Oxford and GECC. Under this clause, if Oxford or GECC reasonably determines that the Company’s ability to repay the Notes has been materially impaired, the Company would be considered in default. As of June 30, 2007, the Company was in compliance with this clause.

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

(13)                          Commitments and Contingencies

In connection with the Company’s efforts to obtain the approval of BiDil from the FDA, the Company contracted with the law firm of FoxKiser LLC (“FoxKiser”) for services related to the regulatory approval process for BiDil. The agreement provided for payment of legal consulting fees upon receipt of written FDA approval of BiDil. On June 23, 2005, the Company received written FDA approval of BiDil, and in July 2005 the Company paid FoxKiser $2.4 million pursuant to the terms of this agreement. In addition, the agreement requires the Company to pay royalties to FoxKiser on commercial sales of BiDil. The royalty term ends six months after the date of market introduction of an FDA-approved generic version of BiDil. During the third quarter of 2005, the Company entered into a separate consulting agreement with FoxKiser following the approval by the FDA of BiDil, which ceased to be effective in the third quarter of 2006. During the three month periods ended June 30, 2007 and 2006, the Company recorded expenses of $0.0 and $0.3 million, respectively, pertaining to the legal consulting fees related to these agreements. During the six month periods ended June 30, 2007 and 2006, the Company recorded expenses of $0.0 and $0.7 million, respectively, pertaining to the legal consulting fees related to these agreements. During the three month periods ended June 30, 2007 and 2006, the Company also paid royalties to FoxKiser in the amounts of $0.1 million and $0.1 million, respectively. During the six month periods ended June 30, 2007 and 2006, the Company also paid royalties to FoxKiser in the amounts of $0.2 million and $0.2 million, respectively.

In February 2005, the Company engaged Schwarz Pharma Manufacturing, Inc. under a five-year exclusive manufacturing and supply agreement solely for the three times daily immediate release dosage formulation of BiDil. Under the supply agreement, the Company has the right to engage a backup manufacturer, but to date has not elected to use this right. In connection with this supply agreement, the Company placed binding purchase orders of $648,000 for production of BiDil finished goods to occur during the third and fourth quarters of 2007.

(14)                          License Agreement

In February 2007, in connection with the Company’s efforts to develop BiDil XR, the Company entered into a license agreement with Elan Pharma International Limited (“Elan”). Pursuant to the agreement, Elan granted to the Company an exclusive worldwide license, for the term of the agreement, to certain know-how, patents and technology, and any improvements to any of the foregoing developed by either party during the term of the agreement.  Pursuant to this license, the Company has the right to import, use, offer for sale and sell the oral capsule formulation incorporating specified technology referred to in the agreement and containing, as its sole active combination of ingredients, the combination of the active drug substances isosorbide dinitrate and hydralazine hydrochloride, including BiDil XR. In consideration for the grant of the license, the Company has agreed to pay Elan royalties that are calculated by reference to annual net sales parameters set forth in the agreement.  In addition, the Company has also agreed to pay Elan specified amounts upon the achievement of specified development and commercialization milestone events of up to $2.5 million, of which $250,000 has been paid to date.

The term of the agreement runs in the United States from the effective date of the agreement until the later of (a) the 20th anniversary of the date of the first sale of the product by the Company or a permitted sublicensee to an unaffiliated third party, which is referred to in the agreement as the first in market sale, or (b) the expiration of the last-to-expire patent for the product listed in the FDA’s “Orange Book.” Elsewhere in the world, the term will run on a country by country basis from the effective date of the agreement until the later of (a) the 20th anniversary of the date of the first in market sale of the product in the country concerned or (b) the expiration of the life of the last to expire patent included in the Elan intellectual property in that country.  Following the expiration of the initial term, the agreement shall continue automatically for rolling three year periods thereafter, unless the agreement has been terminated by either of the parties by serving one year’s written notice on the other party immediately prior to the end of the initial term or any such additional three year period. Either Elan or the Company may terminate the agreement in the event of a material, uncured breach by the other party, or if the other party goes into liquidation or becomes bankrupt or insolvent. In addition, the Company may terminate the agreement in the event of a technical failure, which is defined as the inability to achieve a pharmacokinetic profile for the product consistent with that of BiDil administered three times daily.  Elan may terminate the agreement with respect to a particular country in the territory in the event that the Company does not meet certain obligations set forth in the agreement with respect to such country, provided that Elan must first consult with the Company and, if applicable, provide the Company with an opportunity to meet such obligations prior to exercising Elan’s termination rights.

(15)                          Operating Lease

In February 2007, the Company entered into a lease for 19,815 square feet of office space at 45 Hayden Avenue in Lexington, Massachusetts (the “Hayden Avenue Lease”). The term of the Hayden Avenue lease is for sixty-six months beginning on April 1, 2007. The expected minimum rental commitments under the Hayden Avenue lease are $202,000 for the remainder of 2007, $510,000 in 2008, $560,000 in 2009, $580,000 in 2010, $592,000 in 2011 and $456,000 for the nine month period ending September 2012.

In March 2007, the Company entered into the Assignment Agreement with Shire, pursuant to which the Company assigned its lease for office and laboratory space located at 125 Spring Street in Lexington, Massachusetts. The Company is no longer responsible for obligations under the Spring Street Lease.

(16)                          New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 had no impact to the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157; however, the Company does not believe that the adoption will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated that it believes SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. For example, SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. SFAS 159 also requires companies to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year, provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157.

In June 2007, the Emerging Issues Task Force issued EITF Issue 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development (“EITF 07-03”). EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. The Company does not expect the adoption of EITF 07-03 to have a material impact on its financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an emerging pharmaceutical company with substantial intellectual property in nitric oxide-based drug development. We have devoted substantially all of our efforts towards the research and development of our product candidates and the commercialization of our currently marketed product, BiDil®. We have also applied our nitric oxide technology to develop novel pharmaceuticals, as well as safer and more effective versions of existing drugs, and to target significant diseases that are characterized by a deficiency in nitric oxide. Since our inception, we have mainly funded our operations through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from our collaborative partners, and more recently, sales of BiDil. We have never been profitable and have incurred an accumulated deficit of $330.2 million as of June 30, 2007.

In June 2005, the U.S. Food and Drug Administration, or FDA, approved our product, BiDil, for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapies. BiDil is an orally administered fixed-dose combination of isosorbide dinitrate and hydralazine hydrochloride. We commercially launched BiDil in July 2005. We engaged Schwarz Pharma Manufacturing Inc., or Schwarz Pharma, under a five-year manufacturing and supply agreement exclusively for the three times daily immediate release dosage formulation of BiDil.

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

In October 2006, we implemented a revised strategy and business model in order to focus our resources on the development of BiDil XR as expeditiously as possible. As part of this strategic shift, we eliminated our sales force and replaced it with a small team of highly experienced senior cardiovascular business managers focused on hospitals and key opinion leaders, resulting in a net reduction of approximately 120 in sales force headcount. In addition, we also eliminated approximately 20% of our general and administrative personnel in connection with this restructuring program. In April 2007, we began to implement a program designed to double our sales force in specific geographic areas with a focus on selected prescriber targets. Our current field sales organization is managed by our senior vice president of commercial operations and is comprised of approximately 50 people.

Our sales force will continue to focus on regional and national thought-leader physicians, current BiDil prescribers, as well as key institutions that treat, and influence the treatment of, large numbers of African-Americans diagnosed with heart failure. We also continue to explore additional marketing methods that can be utilized to reach the broader number of existing and potential BiDil prescribers. We believe that this strategy will allow us to refocus our marketing of the current BiDil formulation as we continue our development efforts with respect to BiDil XR. Based on our preclinical studies with BiDil XR, we commenced clinical development of BiDil XR in October 2006. We anticipate that before the end of 2007 we will request a meeting with the FDA to discuss the available clinical study results and development plan for BiDil XR.

In connection with our efforts to develop BiDil XR, in February 2007 we entered into a license agreement with Elan Pharma International Limited, or Elan, pursuant to which Elan granted to us an exclusive worldwide royalty-bearing license, with specified sublicense rights, to specified intellectual property of Elan, as well as any improvements to any of the foregoing developed by either party during the term of the agreement. Pursuant to the license, we may import, use, offer for sale and sell an oral capsule formulation incorporating specified technology owned or controlled by Elan and containing, as its sole active combination of ingredients, the combination of the active drug substances isosorbide dinitrate and hydralazine hydrochloride. In consideration for the grant of the license, we have agreed to pay Elan royalties that are calculated by reference to annual net sales parameters set forth in the agreement. In addition, we have also agreed to pay Elan specified amounts upon the achievement of specified development and commercialization milestone events set forth in the agreement.

In the near-term, a key driver of our success will be our ability to successfully commercialize and sustain market penetration of BiDil with our restructured and smaller specialty sales force and to accelerate the development of, and obtain regulatory approval for, the commercial sale of BiDil XR. Since we commercially launched BiDil in July 2005, we have generated approximately $23.8 million in product sales, including product sales of $3.7 million in the three month period ending June 30, 2007. We will need to generate significant revenues from sales of BiDil and, if approved, BiDil XR, to achieve profitability. At the present time, we are unable to estimate the level of revenues that we will realize from the sales of BiDil or, if approved, BiDil XR. We are therefore unable to estimate when we will achieve profitability, if at all.

As a result of our restructurings in March and October 2006, we expect that research, development and commercialization expenses will decline in 2007 as compared to 2006, due primarily to a decrease in headcount and research and commercialization activities, partially offset by an increase in ongoing development expenses for BiDil XR. We estimate that our operating expenses related to research and development and sales, general and administrative functions for the year ended December 31, 2007 will be approximately $50 to $55 million, excluding cost of product sales but including share-based compensation expense related to Statement of Financial Accounting Standards No. 123R. We estimate that our operating expenses in 2007 will be reduced on an annualized basis by approximately $30 million as a result of our March 2006 and October 2006 restructurings.

At June 30, 2007, our principal source of liquidity was $44.4 million of cash and cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities, as well as cash expected to be generated from sales of BiDil, will be sufficient to fund our current business plan for at least the next twelve months. We have used and will continue to require substantial funds to manufacture, market and sell BiDil during 2007 and beyond. We also expect to incur additional expenses relating to the ongoing development of BiDil XR. Accordingly, we will require substantial additional cash to fund our operations beyond the next twelve-month period. We may seek to raise these funds through financings, including public or private equity offerings, debt financings, collaborative arrangements with corporate partners or a combination of any of the foregoing. Even if we are able to raise additional capital, there can be no assurance that funds will be available on terms that are acceptable to us, if at all. If adequate funds are not available, we will be required to scale back or eliminate some or all of our sales and marketing efforts for BiDil, as well as delay our development efforts with respect to BiDil XR. We may also be required to license to others the right to develop or commercialize products or technologies that we would otherwise seek to develop and commercialize on our own. We could also be required to limit, scale back or cease our operations, any of which would have a material and adverse effect on our business, financial condition and results of operations.

Financial Operations Overview

Revenue. Our first commercial product, BiDil, was launched in July 2005, and generated product sales of $3.7 million in the second quarter of 2007. Prior to the launch of BiDil, all of our revenue had been derived from license fees, research and development payments and milestone payments that we received from our corporate collaborators. In future years, we will seek to generate revenue from a combination of product sales, license fees, and milestone and royalty payments in connection with collaborative or strategic relationships, as well as royalties resulting from the license of our intellectual property. We expect that any collaborative revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development, milestone and other payments received under our collaborative or strategic relationships and related continuing obligations, as well as the timing and amount of revenue we recognize for the sale of our products, to the extent any are successfully commercialized.

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

• BiDil XR. The current formulation of BiDil is an immediate-release tablet that must be taken three times daily. We are currently pursuing the development of BiDil XR, an extended release formulation of BiDil, that could be taken once a day. To date, we have incurred approximately $6.3 million in connection with the development of BiDil XR. Based on our preclinical studies with BiDil XR, we commenced clinical development of BiDil XR during October 2006. Because of its stage of development, and the uncertainties inherent in pharmaceutical development generally, we may not be able to successfully develop and commercialize BiDil XR. Moreover, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material cash inflows are expected to commence, if at all, for BiDil XR.

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

• Other Discovery Research. We have used our know-how and expertise in nitric oxide to develop drug candidates that are nitric oxide-enhancing versions of existing medicines in the areas of cardiovascular, gastrointestinal/anti-inflammatory and pulmonary medicine. These studies have not progressed beyond the discovery stage of testing, and it remains speculative whether the addition of nitric oxide will result in an improved clinical profile of these medicines. We are currently seeking out-licensing and collaboration opportunities for these product candidates, and are not presently engaging in any internal research and development activities with respect to these drugs. We cannot be certain if we will be able to secure out-licensing or collaboration partners for these product candidates on favorable terms, if at all. As such, we are not able to estimate when material cash inflows from product sales, milestones and royalties could commence, if ever.

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

Results of Operations

Three Months Ended June 30, 2007 and 2006

Revenue. Total revenue for the three months ended June 30, 2007 was $3.7 million compared to $2.9 million for the three months ended June 30, 2006. The $0.8 million, or 30% increase in revenues in the current period is due to increased shipments of BiDil during the second quarter of 2007. Product sales of BiDil accounted for all of the revenue for both the three month periods ended June 30, 2007 and 2006.

Cost of Product Sales. Cost of product sales was $637,000 for the three month period ended June 30, 2007 and $621,000 for the three month period ended June 30, 2006. For the three month periods ended June 30, 2007 and 2006, we recorded inventory impairment charges of $161,000 and $83,000, respectively.  These inventory impairment charges were related to commercial trade and patient sample inventory product in excess of expected future inventory requirements and future purchase commitments, based on our current sales forecast.

Research and Development. Research and development expense for the three months ended June 30, 2007 was $2.9 million compared to $4.5 million for the three months ended June 30, 2006. The $1.6 million, or 35%, decrease in research and development expenses in the current period was primarily due to $0.6 million in reduced headcount expenses and a $1.7 million decrease in medical expenditures supporting the commercial launch of BiDil. These decreases are offset by a $0.7 million increase in spending related to the development of BiDil XR.

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006
Research and Development Program (in millions)
BiDil	$1.1	$2.2
BiDil XR	1.8	1.1
Other discovery research	—	0.5
Nitric oxide-enhancing cardiovascular compounds	—	0.7
Nitric oxide-enhanced stents	—	—
Total research and development expense	$2.9	$4.5

Sales, General and Administrative. Sales, general and administrative expense for the three months ended June 30, 2007 was $6.6 million compared to $16.6 million for the three months ended June 30, 2006. The $10.0 million, or 60% decrease in sales, general and administrative expense was primarily due to a decrease of $3.2 million related to a reduction in headcount, a decrease of $3.8 million in expenses related to our former contract sales force agreement with Publicis, and $1.8 million in decreased advertising expenses.

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

Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As such, we generally recognized no compensation cost for employee stock options. The adoption of SFAS 123R under the modified prospective application method required us to recognize compensation cost beginning with the effective date based on (a) the requirement of SFAS 123R for all share-based payments granted after the effective date and (b)  the requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Under the modified prospective application method, prior periods are not restated for the effect of SFAS 123R.

We recognized $1.4 million and $2.8 million in stock-based compensation expense for the three months ended June 30, 2007 and 2006, respectively.

Non-Operating Income. Non-operating income for the three months ended June 31, 2007 was $251,000 compared to $582,000 for the three months ended June 30, 2006. The $331,000, or 57%, decrease was primarily due to lower fund balances available for investment, and a $163,000 reduction in interest expense due to a lower long-term debt balance in 2007.

Six Months Ended June 30, 2007 and 2006

Revenue. Total revenue for the six months ended June 30, 2007 was $7.3 million compared to $5.2 million for the six months ended June 30, 2006. The $2.1 million, or 41% increase in revenues in the current period is due to increased shipments of BiDil during the second quarter of 2007. Product sales of BiDil accounted for all of the revenue for both six month periods ended June 30, 2007 and 2006.

Cost of Product Sales. Cost of product sales was $1.6 million for the six month period ended June 30, 2007 and $1.5 million for the six month period ended June 30, 2006. For the six month periods ended June 30, 2007 and 2006, we recorded inventory impairment charges of $545,000 and $565,000, respectively.  These inventory impairment charges were related to commercial trade and patient sample inventory product in excess of expected future inventory requirements and future purchase commitments, based on our current sales forecast.

Research and Development. Research and development expense for the six months ended June 30, 2007 was $5.9 million compared to $10.5 million for the six months ended June 30, 2006. The $4.6 million, or 44%, decrease in research and development expenses in the current period was primarily due to $1.9 million in reduced headcount expenses as a result of our restructuring action in March 2006 and a $5.0 million decrease in medical expenditures supporting the commercial launch of BiDil and other discovery research. These decreases are offset by a $2.3 million increase in spending related to the development of BiDil XR.

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the six month periods ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
Research and Development Program (in millions)
BiDil	$2.3	$5.3
BiDil XR	3.5	1.2
Other discovery research	0.1	1.6
Nitric oxide-enhancing cardiovascular compounds	—	2.2
Nitric oxide-enhanced stents	—	0.2
Total research and development expense	$5.9	$10.5

Sales, General and Administrative. Sales, general and administrative expense for the six months ended June 30, 2007 was $15.6 million compared to $36.4 million for the six months ended June 30, 2006. The $20.8 million, or 57% decrease in sales, general and administrative expense was primarily due to a decrease of $10.4 million in expenses related to our former contract sales force agreement with Publicis, $2.9 million in decreased payroll and related expenses due to a decrease in headcount related to the October 2006 restructure, $4.1 million in decreased advertising expenses and $0.7 million of severance benefits related to the cessation of service on March 20, 2006 of our then-president and chief executive officer and our then-chief financial officer, chief business officer and treasurer.

Restructuring Charge. On March 31, 2006, we recorded charges of $2.0 million for a restructuring of our discovery research operations that was intended to better align costs with revenue and operating expectations. The restructuring charges pertain to employee severance benefits and impairment of assets. The restructuring charges were recorded in accordance with SFAS 146 and SFAS 144. In connection with the restructuring plan, we terminated 30 employees from our discovery research group, or approximately 30% of our workforce, resulting in a charge of $1.4 million. None of these employees remained employed as of March 31, 2006, and all amounts were paid by March 31, 2007. As a result of terminating these employees we recorded an impairment charge for certain research laboratory equipment, computer equipment, and furniture and fixtures aggregating $597,000. These assets were written down to their fair value utilizing a third party appraiser to estimate fair value based on current market quotes and the current condition of the equipment, furniture and fixtures.

In the first quarter of 2007, we recorded a restructuring charge of $1.0 million related to vacating our former headquarters location. The charge was recorded pursuant to SFAS 146. In March 2007, we entered into an Assignment of Lease and Assumption Agreement, which we refer to as the Assignment Agreement, with Shire Human Genetic Therapies, Inc., or Shire, pursuant to which we assigned our lease for office and laboratory space located at 125 Spring Street in Lexington, Massachusetts, which we refer to as the Spring Street Lease.  Pursuant to the terms of the Assignment Agreement, we agreed to pay Shire the amount of approximately $1,160,000 as consideration for Shire’s assumption of the Spring Street Lease. In addition to this charge, we incurred $612,000 in expenses primarily related to real estate brokerage fees and clean-up costs.  Offsetting these charges was a reversal of $768,000 in accrued rent related to the Spring Street Lease. All amounts were paid as of June 30, 2007.

Stock-based Compensation Expense. We recognized $3.4 million and $4.6 million in stock-based compensation expense for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, the total unrecognized compensation cost related to unvested option awards was approximately $9.6 million, which will be recognized over a weighted average period of 2.5 years.  As of June 30, 2007, the total unrecognized compensation cost related to unvested restricted shares was approximately $1.5 million, which will be recognized over the remaining vesting period of 1.7 years.

Non-Operating Income. Non-operating income for the six months ended June 30, 2007 was $0.5 million compared to $1.1 million for the six months ended June 30, 2006. The $0.6, or 55%, decrease was primarily due to lower fund balances available for investment, and a $321,000 reduction in interest expense due to lower long-term debt balances in 2007.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through the sale of equity securities, debt financings,

license fees, research and development funding, milestone payments from our collaborative partners and, more recently, sales of BiDil. As of June 30, 2007, we have received net proceeds of $321.1 million from the issuance of equity securities, primarily as the result of the sale of $99.1 million of our redeemable convertible preferred stock, net proceeds of $60.1 million from our initial public offering in November 2003, net proceeds of $81.8 million from our follow-on public offering in December 2004, net proceeds of $58.5 million from our registered direct offering in January 2006, and net proceeds of $18.3 million from our registered direct offering in May 2007. At June 30, 2007, we had $44.4 million in cash, cash equivalents and marketable securities.

During the six months ended June 30, 2007, operating activities used cash of $14.0 million, primarily due to a net loss of $16.4 million, and decreases in accounts payable and accrued expenses of $0.5 million, a reduction in accrued restructuring charges of $0.3 million, and an increase in prepaid expenses and other current assets of $0.1 million, offset by stock-based compensation expense of $3.4 million.

During the six months ended June 30, 2007, investing activities used cash of $5.4 million primarily due to net purchases of marketable securities of $6.4 million, offset by the sale of $0.5 million in fixed assets, and a reduction of restricted cash in the amount of $0.6 million.

During the six months ended June 30, 2007, financing activities provided cash of $15.2 million due to $18.3 million in proceeds from the sale of common stock, and $0.3 million in proceeds from employee stock purchases, offset by $3.4 million in long-term debt payments.

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

The agreements that we entered into with each of Oxford and GECC in connection with the notes also contain a material adverse change clause with both Oxford and GECC. Under this clause, if Oxford or GECC reasonably determine that our ability to repay the notes has been materially impaired, we would be considered in default. As of June 30, 2007, we were in compliance with this clause. As of June 30, 2007, we had paid aggregate principal in the amount of $12.7 million.

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

On August 3, 2005, we filed a registration statement utilizing a “shelf” registration process with the Securities and Exchange Commission, or SEC. Under this shelf process, we may sell from time to time, in one or more offerings of common stock and debt securities up to a total dollar amount of $250 million. This shelf registration is more fully detailed in a Registration Statement on Form S-3 we filed with the SEC on August 3, 2005. On May 30, 2007, we completed a direct offering of shares of our common stock previously registered under our effective shelf registration statement. Pursuant to this offering, we sold approximately 7.6 million shares of our common stock to selected institutional investors at a price of $2.60 per share. Proceeds to us from this registered direct offering, net of offering expenses and placement agency fees, totaled $18.3 million.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2007, and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than five years
Long term debt	$7,675,000	$7,675,000	$—	$—	$—
Operating lease obligation	2,900,000	440,000	1,120,000	1,186,000	154,000
Purchase obligations (1)	648,000	648,000	—	—	—
License milestones (2)	—	—	—	—	—
Total contractual cash obligations	$11,223,000	$8,763,000	$1,120,000	$1,186,000	$154,000

(1)  In April and June 2007, we placed binding purchase orders in the approximate amount of $648,000 with Schwarz Pharma for production of BiDil finished goods during the third and fourth quarters of 2007.

(2)  On February 9, 2007, we entered into a License Agreement with Elan, pursuant to which we may be obligated to pay certain milestone payments in the aggregate amount of $2,500,000, of which $250,000 has been paid to date.  We are uncertain as to the timing of any future payments pursuant to the terms of the License Agreement.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue and related reserves, accounts receivable, inventories, accrued expenses and the factors used to estimate the fair value of our stock options using the Black-Scholes option pricing model. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no material changes in our judgments or estimates during the second quarter of 2007. For a detailed explanation of the judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2006, which is on file with the SEC.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. We are currently evaluating the requirements of SFAS 157; however, we do not believe that the adoption will have a material effect on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. FASB has indicated that it believes SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. For example, SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the a company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157.

In June 2007, the Emerging Issues Task Force issued EITF Issue 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development, or EITF 07-03. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. We do not expect the adoption of EITF 07-03 to have a material impact on our financial position or results of operations.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate and U.S. government-related securities, directly or through managed funds, with maturities of two years or less. In addition, we hold auction rate securities that reset monthly.  However, the maturities of the auction rate securities at June 30, 2007 range from 2007 to 2045. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.   Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to our Business

Our business is substantially dependent on the commercial success of BiDil and our product candidate, BiDil XR, and if we do not successfully commercialize BiDil and maintain market presence of BiDil during the planned development of BiDil XR, our business will be materially harmed and our stock price will decline.

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

We are also seeking to develop a once-a-day extended release formulation of BiDil, referred to as BiDil XR. If we do not maintain a market presence for BiDil in the near term, we will not be able to successfully commercialize BiDil or build a sufficient commercial foundation from which to launch BiDil XR and, as a result, our near-term ability to generate product revenue, our reputation and our ability to raise additional capital will be materially impaired, and the value of our stock will decline.

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

We will require substantial additional funding in the future and may seek such funding through collaborative co-promotion arrangements and/or public or private financings. Additional financing may not be available to us on acceptable terms, if at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be compelled to significantly curtail our sales and marketing efforts for BiDil and/or our development efforts with respect to BiDil XR. We may also be compelled to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products. We could also be required to limit, scale back of cease our operations, any of which would have a material and adverse effect on our business, financial condition and results of operations.

Poor performance by our sales force, or difficulties arising from the restructuring and expansion of our sales organization, could prevent us from achieving the results we need to maintain market presence of BiDil.

In October 2006, we initiated a restructuring program that included a reduction of our sales force and administrative headcount. As part of the restructuring program, we eliminated our existing sales force and replaced it with a small team of highly experienced senior cardiovascular business managers focused on hospitals and key opinion leaders, resulting in a net reduction of approximately 120 in sales force headcount. In addition, we also eliminated approximately 20% of our general and administrative personnel in connection with this restructuring program. In April 2007, we began to implement a program designed to double our sales force in specific geographic areas with a focus on selected prescriber targets. Our current sales organization is managed by our senior vice president of commercial operations and is comprised of approximately 50 people. Our near-term revenue for BiDil will depend significantly upon the efforts and success of our restructured and expanded sales organization.  If our expanded sales organization does not generate additional prescriptions, our ability to generate product revenue will be harmed and the value of our stock will decline.

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

We launched BiDil in the United States ourselves, using a contract sales force. We transitioned to the use of a smaller sales force during the first quarter of 2006, we internalized this sales force during the second quarter of 2006, and in October 2006 we replaced this sales force with a small team of highly experienced senior cardiovascular business managers. In April 2007, we began to implement a program to expand our sales force in specific geographic areas. The transition to and expansion of this specialized sales force could prove ineffective in increasing the sales of BiDil, which would adversely affect our financial position and depress the value of our stock.

The direct marketing efforts in which we will continue to engage through our expanded, specialized sales team will be focused on national thought leaders, regional heart failure specialists and key institutions that treat, and influence the treatment of, large numbers of African Americans who have been diagnosed with heart failure. Our approach is to educate those thought leaders and institutions on the value of BiDil, and then leverage their influence to impact the broader base of prescribers. If we are unable to convince these thought leaders and institutions that BiDil is safe, effective and medically necessary, we will be unsuccessful in our marketing approach. In addition, even if we are successful in gaining acceptance of BiDil with these key targets, these thought leaders and institutions may not be willing or able to influence the prescribing activity of other physicians, or to do so within a timeframe that will impact BiDil prescriptions in the near term. Furthermore, our indirect marketing efforts may not be successful in maintaining market awareness of BiDil with current and potential prescribers.

If we decide to further expand our marketing reach for BiDil, we will likely pursue sales, marketing and distribution arrangements with third parties, including co-promotion arrangements. We may not be able to successfully enter into sales, marketing and/or distribution agreements with third parties on terms that are favorable to us, if at all. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties. If we decide to rely on third-party entities for sales, marketing and distribution support, our future revenues for BiDil will depend heavily on the success of the efforts of these third parties.

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

Since reimbursement approval for a product is required from third-party and government payors in order for patients to be reimbursed for the cost of a product, seeking this approval, particularly when seeking approval for a preferred form of reimbursement over other competitive products, is a time-consuming and costly process. Third-party payors conduct clinical reviews of pharmaceutical products to determine whether a product is safe, effective and medically necessary. These third-party payors may find that BiDil is not sufficiently effective to justify reimbursement approval or that the effectiveness of BiDil does not justify its cost. In addition, third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of BiDil. For any individual third-party payor, we may not be able to provide data sufficient to gain reimbursement on a similar or preferred basis to competitive products, if at all. Furthermore, some third-party payors may consider the generically available individual components of BiDil to be substitutable for, or therapeutically equivalent to, BiDil, despite the lack of FDA approval for the use of those individual components in the treatment of heart failure. To the extent that third-party payors consider the generically equivalent individual components of BiDil to be substitutable for, or therapeutically equivalent to, BiDil, we may be limited in our ability or unable to obtain preferential reimbursement from those third-party payors.

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

A number of private insurers and Medicare Part D plans that cover BiDil cover the product at the Tier III level. Tier level is a term generally used to denote the level of reimbursement and, consequently, the level of patient co-pay, for a product that is approved by a third-party payor. At Tier III, patient co-pays are at a significantly higher level than they would be at Tier II, ranging from approximately $30.00 to $50.00 per prescription. Tier II reimbursement denotes a preferential level of reimbursement at which patient co-pays range from approximately $15.00 to $30.00 per prescription. We may not be able to obtain reimbursement coverage for BiDil from many private insurers or Medicare Part D plans or, even if we obtain such coverage, we may not be able to obtain preferential reimbursement treatment. Any failure by us to secure such coverage, or to secure it at preferential levels, would have a substantially negative effect on sales of BiDil, market acceptance of BiDil would be negatively impacted and our ability to generate revenues from sales would be significantly impaired. Although we have been added to preferred formularies covering approximately 70% of insured African Americans, we have not achieved preferential reimbursement on all plans. Furthermore, we cannot know if BiDil will continue to be listed on any of these plans at a preferential reimbursement level, if at all. In addition, although preferential reimbursement for BiDil removes a financial barrier to accessing the product, it does not require or guarantee that physicians will prescribe the drug. Accordingly, we cannot assess the impact that the current listing of BiDil on any given plan will have on our future revenues, if any.

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

•  the availability in generic form of the individual components that constitute BiDil and the perception that these generic components are equivalent to BiDil;

•  the failure of physicians, third-party payors and patients to accept a product intended to improve therapeutic results based on ethnicity;

•  the success of our promotional programs, which will be centralized in nature going forward;

•  the timing of our receipt of marketing approval, if any, for our next-generation BiDil product under development, BiDil XR, or for any expansion of our current label for BiDil, such as extended product dating or inclusion of new data;

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

BiDil is a fixed-dosed combination of two individual components, both of which are available in generic form and are separately marketed (isosorbide dinitrate for angina and hydralazine hydrochloride for hypertension) at prices substantially below the prices we are charging for BiDil. Moreover, isosorbide dinitrate is available in the dosage that we include in BiDil. While neither of these two generic drugs is approved for the treatment of heart failure, it is impracticable for us to prevent physicians from prescribing a combination of these two, lower cost generic drugs as a substitute for prescribing BiDil. We believe that a substantial number of physicians have prescribed the combination of these generic drugs, rather than BiDil. If a substantial number of physicians continue to prescribe the combination of these two generic drugs, rather than BiDil, we could fail to achieve the sales of BiDil necessary for successful commercialization which would severely limit our ability to generate revenue from the sales of BiDil. Our ability to generate revenue could also be limited if:

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

In order to obtain regulatory approvals for the commercial sale of BiDil XR, we will be required to complete clinical studies and clinical trials in humans to demonstrate the safety and efficacy of BiDil XR. We may not be able to obtain authority from the FDA to commence or complete these clinical trials. Clinical testing may not prove that BiDil XR is safe and effective to the extent necessary to permit us to obtain marketing approval. Moreover, positive results demonstrated in preclinical studies and clinical trials that we complete may not be indicative of results obtained in future clinical trials. Assuming we successfully complete the required clinical testing, we will be required to submit a new drug application, or NDA, to the FDA. FDA approval of the NDA is required before marketing BiDil XR may begin in the United States. The FDA will undertake an extensive and lengthy review of the NDA. We can not provide any assurance that BiDil XR will be approved, even if the FDA accepts our NDA submission.

We cannot predict whether the results of any clinical studies conducted with respect to BiDil XR will be successful. Furthermore, we cannot predict the number or the type of clinical trials that will be necessary to adequately support regulatory approval for BiDil XR, nor can we predict the amount of time that will be required in order to complete those clinical trials. For example, depending on the results of initial clinical studies, additional testing with alternate formulations of BiDil XR may also be required. The fact that BiDil is a combination of two active ingredients (isosorbide dinitrate and hydralazine hydrochloride) may further complicate the development of the extended release formulation. We could also experience delays or failures in clinical trials for a number of other reasons. For example:

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

•  we, along with our collaborators and subcontractors, may not employ, in any capacity, persons who have been debarred from performing or assisting in such services. Employment of such a debarred person (even if inadvertently) may result in delays in FDA’s review or approval of our products, or the rejection of data developed with the involvement of such person(s); and

•  institutional review boards or regulators, including the FDA, or our collaborators may hold, suspend or terminate our clinical research or the clinical trials of BiDil XR for various reasons, including failure to achieve established success criteria, noncompliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks.

Additionally, the FDA may conclude that the data provided from our studies of BiDil XR is insufficient and may require that we perform additional large-scale outcomes studies. We currently do not intend to pursue the clinical development of BiDil XR if the FDA requires us to conduct large-scale outcome studies as a condition to obtaining FDA approval. Moreover, if we experience delays in obtaining FDA approval, we may determine to not devote the substantial additional resources necessary to pursue the clinical development of BiDil XR. Even if our clinical testing of BiDil XR is successful, we still may not be able to obtain regulatory approval of BiDil XR if the FDA concludes that the data does not support such request for approval. If we do not successfully develop and commercialize this product, then our ability to generate revenue from BiDil XR will be materially impaired and our stock price may decline.

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

•       future reductions in marketing or sales efforts or a discontinuation of marketing or sales of our products by our licensing partners or collaborators would reduce our revenues, which could be based on a percentage of net sales by the partner or collaborator;

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

We have experienced significant operating losses since our inception in 1992. For the quarter ended June 30, 2007, we had a net loss of $6.2 million. As of June 30, 2007, we had an accumulated deficit of $330.2 million. We expect that we will continue to incur substantial losses and that our cumulative losses will increase as our commercialization efforts continue. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial.

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

If our planned collaborative partners do not obtain and maintain the regulatory approvals required to market and sell our potential nitric-oxide based product candidates in the United States, then our business may be unsuccessful, and the market price of our stock may substantially decline.

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

We or our potential strategic collaborators may not be able to obtain the necessary regulatory approvals in order to market and sell BiDil, or our product candidates, such as BiDil XR, in foreign countries.

Our marketing approval for BiDil is limited to the United States. Until we or our potential strategic collaborators obtain the required regulatory approvals for BiDil or any potential product candidates in any specific foreign country, neither we nor our collaborators will be able to sell these products in that country. International regulatory authorities have imposed numerous and varying regulatory requirements, and the approval procedures could involve testing in addition to that required by the FDA. Furthermore, approval by one regulatory authority does not ensure approval by any other regulatory authority. In addition, if we enter into collaborative partnerships in order to obtain foreign regulatory approval for BiDil or any of our product candidates, such as BiDil XR, we may be dependent upon these collaborators to conduct clinical or other testing and to obtain such regulatory approvals. We or our collaborators may not be able to obtain final regulatory approvals for BiDil or for any of our other potential product candidates in foreign countries. Any failure to obtain the necessary governmental approvals or failure to obtain approvals of the scope requested could delay, or even preclude, us or our licensees or other collaborators from marketing BiDil or our product candidates, or limit the commercial use of BiDil or our product candidates in these foreign jurisdictions. Alternatively, foreign regulatory approvals may entail limitations on the indicated uses of BiDil or our product candidates and impose labeling requirements which may also adversely impact our ability to market BiDil or our product candidates.

Even if we or our planned strategic partners obtain regulatory approvals, our marketed products, including BiDil, will be subject to ongoing regulatory review and oversight. If we, or our planned strategic partners, fail to comply with continuing United States and foreign regulations, we could lose our approvals to market BiDil, our strategic partners could lose approvals to market our out-licensed products based on our proprietary nitric oxide technology, and our business would be seriously harmed.

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

For example, because BiDil is specifically approved for use by self-identified black patients, we may not promote BiDil for use in other patient populations. We must submit copies of our advertisements and promotional labeling for BiDil, including, for example, professional journal advertisements, website pages, professional direct mailers, direct-to-consumer advertisements, convention booth panels and handouts, to the FDA at the time of initial publication or dissemination. If the FDA believes these materials or statements made by our sales representatives or other company officials promote our products for unapproved indications or otherwise fail to comply with the FDA’s promotional labeling or advertising regulations, the FDA could allege that our promotional activities misbrand our products or cause our products to violate new drug approval requirements. Based on such allegations, the FDA could issue an untitled letter or warning letter, which requests, among other things, that we cease such promotional activities, including disseminating the advertisements and promotional labeling, and that we issue corrective advertisements and labeling, including sending letters to healthcare providers. The FDA also could take enforcement action including seizure of allegedly violative product, or could seek an injunction or criminal prosecution against us and our officers or employees. If we repeatedly or deliberately fail to submit such advertisements and labeling to the agency, the FDA could withdraw our approvals. The FDA also monitors manufacturers’ support of continuing medical education, or CME, programs where the programs involve the manufacturers’ or a competitor’s products to ensure that manufacturers do not influence the CME content as a means of promoting their products for off-label uses. In addition, the Department of Justice enforces laws prohibiting kickbacks to healthcare providers and false claims in connection with government-funded reimbursement programs for drug purchases, such as Medicare and Medicaid, and any off-label marketing of BiDil could subject us to civil or criminal prosecution, for which the government could seek to recover substantial monetary penalties, the imposition of restrictions on our marketing activities, and the exclusion of BiDil from eligibility for government reimbursement programs.

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

If the clinical trials for any product candidates our planned strategic partners advance into clinical testing are not successful, these partners may not be able to successfully develop and commercialize our potential product candidates.

In order to obtain regulatory approvals for the commercial sale of product candidates that we successfully out-license, our collaborators will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our product candidates. Our strategic partners may not be able to obtain authority from the FDA or other regulatory agencies to commence or complete these clinical trials. Even if permitted, such clinical testing may not prove that our product candidates are sufficiently safe and effective to permit our strategic partners to obtain marketing approvals from regulatory authorities. Moreover, positive results demonstrated in pre-clinical studies and early clinical trials that our strategic partners complete may not be indicative of results obtained in future clinical trials. Furthermore, our collaborators, institutional review boards or regulatory agencies may suspend, hold or terminate clinical trials at any time for various reasons, including failure to achieve established success criteria, noncompliance with regulatory requirements or if it is believed that the patients participating in such trials are being exposed to unacceptable health risks. Adverse or inconclusive clinical trial results concerning any of our product candidates could require our strategic partners to conduct additional clinical trials, result in increased costs and significantly delay the filing for marketing approval for those product candidates with the FDA, result in a filing for a narrower indication than was originally sought or result in a decision to discontinue development of those product candidates.

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

The issued patents and patent applications for our product candidates and nitric oxide technology include claims with respect to both the composition of specific products or compounds and specific methods of using these products or compounds in therapeutic areas. In some cases, like BiDil, our only patent protection is with respect to the method of using a product or compound. Method-of-use patents may provide less protection for our product candidates and products. If another company gains FDA approval for an indication separate from the one claimed in our method-of-use patents, physicians may be able to prescribe that product for use in the approved indication.  In addition, physicians may prescribe a product for which we or our potential strategic partners have obtained approval for an unapproved indication for that product. As a practical matter, we or our potential strategic partners may not be able to enforce our method-of-use patents against physicians prescribing products for such off-label use. Off-label use and any resulting off-label sales could make it more difficult to obtain the price we or our potential strategic partners would otherwise wish to achieve for, or to successfully commercialize, our products. In addition, in those situations where we have only method-of-use patent coverage for a product candidate, it may be more difficult to find a pharmaceutical company partner to license or support development of our product candidate.

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

A third party may sue us or our potential strategic partners for infringing on its patent rights. Likewise, we or our potential strategic partners may need to resort to litigation to enforce a patent issued to us or to seek a declaratory judgment on the scope and validity of third-party proprietary rights. The cost to us or our potential strategic partners of any litigation or other proceedings relating to intellectual property rights, even if resolved in our or our partner’s favor, could be substantial, and the litigation would divert management efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, our strategy of providing nitric oxide-enhancing versions of existing products could lead to more patent litigation due to the fact that the markets for these existing products are very large and competitive. Uncertainties resulting from litigation could limit our ability to continue our operations. For example, we filed an opposition in the European Patent Office, or EPO, to revoke NicOx S.A.’s European Patent No. 904 110, which we refer to as EP ’110. This patent is directed to the use of organic compounds containing a nitrate group or inorganic compounds containing a nitric oxide group to reduce the toxicity caused by certain drugs, including non-steroidal anti-inflammatory drugs. The basis for our opposition, in part, is that the claims in EP ’110 are anticipated and therefore invalid if they are construed to cover a single compound chemically linked to a nitrate moiety. In March 2007, the three-member EPO Opposition Division invalidated all of the claims of EP ‘110, and the official written decision revoking EP ‘110 was issued on June 19, 2007. Pursuant to the rules of the EPO, NicOx may file an appeal regarding this invalidation decision.  While we believe that the invalidation decision will be upheld, we cannot predict with certainty the outcome of the appeal. If the EPO overrules the invalidation and finds that there are valid claims in EP ’110 that cover compounds chemically linked to nitrates, we may be adversely affected in our ability to market our product candidates for reducing gastrointestinal toxicity without first obtaining a license from NicOx, which may not be available on favorable terms, if at all.

If any parties are able to successfully claim that the development or use by us or our potential strategic partners of proprietary technologies infringes upon their intellectual property rights, we or our potential strategic partners might be forced to pay damages, potentially including treble damages, if we or our potential strategic partners are found to have willfully infringed on such parties’ patent rights. In addition to any damages we or our potential strategic partners might have to pay, a court could require us or our potential strategic partners to stop the infringing activity or obtain a license on terms that are unfavorable to us. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we or our potential strategic partners fail to obtain a required license or are unable to design around a patent, we or our potential strategic partners may be unable to effectively market some of our technology and product candidates, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating sufficient revenue to sustain our operations.

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

In addition, we could become subject to false claims litigation under federal statutes, which can lead to treble damages based on the reimbursements by federal healthcare programs, civil money penalties (including penalties levied on a per false claim basis), restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs. These false claims statutes include the False Claims Act, which allows any person to bring suit on behalf of the federal government alleging the submission of false or fraudulent claims, or causing to present such false or fraudulent claims, under federal programs or contracts claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. These suits against pharmaceutical and biotechnology companies have increased significantly in recent years and have increased the risk that a healthcare company will have to defend a false claim action, pay fines or restitution, or be excluded from the Medicare, Medicaid or other federal and state healthcare programs as a result of an investigation arising out of such action. It is possible that we could become subject to such litigation and, if we are not successful in defending against it, such litigation would have a material adverse effect on our business, financial condition and results of operations. In addition, the cost of defending claims or allegations under the False Claims Act, even if successful, would also have a material adverse effect on our business, financial condition and results of operations.

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

Our business exposes us to the risk of product liability claims that is inherent in the clinical testing, manufacturing and marketing of human therapeutic products. Our clinical trial and commercial product liability insurance is subject to deductibles and coverage limitations. We may not be able to obtain or maintain insurance on acceptable terms, if at all.

Moreover, any insurance that we do obtain may not provide adequate protection against potential liabilities, and our capital resources could be depleted as a result.

Risks Relating to our Common Stock

The price of our common stock is likely to continue to be volatile in the future.

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other biopharmaceutical companies, has been and may continue to be highly volatile. During the period from January 1, 2005 to June 30, 2007, our stock price has ranged from a low of $2.04 per share (on October 13, 2006) to a high of $27.99 per share (on February 2, 2005). The following factors, among others, may affect the price of our common stock:

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

As of July 27, 2007, our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 33.9% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 27, 2007, there were 45,823,426 shares of common stock outstanding. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options and restricted stock awards. The sale of the common stock underlying these options and pursuant to these restricted stock awards after such time as the options and restricted stock awards have vested and become exerciseable or free from forfeiture, as the case may be, could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 25, 2007. At the Annual Meeting, the following matters were voted upon by holders of 82.4% of the total outstanding shares of our common stock entitled to vote at the Annual Meeting:

1.                                       To elect the following ten directors:

	VOTES FOR	VOTES WITHHELD
Argeris Karabelas, Ph.D.	30,745,886	726,062
Kenneth M. Bate	30,746,621	725,327
Robert S. Cohen	30,596,541	875,407
Frank L. Douglas, M.D., Ph.D.	30,746,721	725,227
Zola Horovitz, Ph.D.	30,121,666	1,350,282
Mark Leschly	30,534,664	937,284
John W. Littlechild	30,728,318	743,630
Joseph Loscalzo, M.D., Ph.D.	29,651,127	1,820,821
Davey Scoon	30,595,751	876,197
Christopher J. Sobecki	30,745,821	726,127

Each of the above named individuals was elected as a director.

2.                                       To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007:

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
30,941,305	428,138	102,504	—

The foregoing proposal was approved.

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
James G. Ham, III
Vice President, Chief Financial Officer, Treasurer
and Secretary (Principal Financial Officer and Principal Accounting Officer)
Date: August 1, 2007

EXHIBIT INDEX

Exhibit Number	Description
10.1

Transition Agreement, dated as of May 21, 2007, between NitroMed, Inc. and L. Gordon Letts, Ph.D., filed as an exhibit to NitroMed’s Current Report on Form 8-K (File No. 000-50439) filed on May 22, 2007 and incorporated herein by reference.

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