Form 10-Q
period 2007-09-30
NITROMED INC
filed 2007-10-31
CIK 927829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2007

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

As of October 29, 2007, the registrant had 45,773,801 shares of Common Stock, $0.01 par value per share, outstanding.

NITROMED, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

NITROMED, INC.
CONDENSED BALANCE SHEETS

(in thousands, except par value amounts)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$9,292	$21,074
Marketable securities	28,932	21,079
Accounts receivable	1,515	1,370
Inventories	2,696	2,846
Prepaid expenses and other current assets	531	570
Total current assets	42,966	46,939
Property and equipment, net	350	963
Restricted cash	191	803
Total assets	$43,507	$48,705

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,558	$1,923
Accrued expenses	7,405	6,545
Accrued restructuring	—	299
Deferred revenue	—	206
Current portion of long-term debt	5,525	6,925

Total current liabilities	15,488	15,898
Long-term debt	—	3,728

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 65,000 shares authorized; 45,320 and 37,181 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	453	372
Additional paid-in capital	366,052	342,528
Accumulated deficit	(338,512)	(313,808)
Accumulated other comprehensive income (loss)	26	(13)
Total stockholders’ equity	28,019	29,079
Total liabilities and stockholders’ equity	$43,507	$48,705

See accompanying notes.

NITROMED, INC.
CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product revenue	$3,759	$3,427	$11,042	$8,598

Costs and operating expenses:
Cost of product sales	560	1,310	2,151	2,827
Research and development (1)	3,807	4,074	9,745	14,590
Sales, general and administrative (1)	8,127	15,022	23,709	51,386
Restructuring charge	—	—	1,004	2,038
Total costs and operating expenses	12,494	20,406	36,609	70,841
Loss from operations	(8,735)	(16,979)	(25,567)	(62,243)
Non-operating income:
Interest expense	(152)	(319)	(585)	(1,073)
Interest income	533	778	1,448	2,592
	381	459	863	1,519

Net loss	$(8,354)	$(16,520)	$(24,704)	$(60,724)

Basic and diluted net loss per common share	$(0.18)	$(0.45)	$(0.60)	$(1.68)
Shares used in computing basic and diluted net loss per common share	45,180	37,090	40,877	36,146

(1) Includes stock-based compensation expense as follows:

Research and development	$581	$714	$1,666	$2,313
Sales, general and administrative	$762	$1,154	$3,078	$4,128

See accompanying notes.

NITROMED, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(24,704)	$(60,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	247	617
Non-cash restructuring charge	—	597
Stock-based compensation expense	4,744	6,441
Changes in operating assets and liabilities:
Accounts receivable	(145)	1,028
Inventories	150	194
Prepaid expenses and other current assets	39	2,860
Deferred revenue	(206)	(1,979)
Accounts payable and accrued expenses	1,775	(11,052)
Accrued restructuring charge	(299)	350
Net cash used in operating activities	(18,399)	(61,668)
Investing activities
Purchase of property and equipment	(162)	(104)
Proceeds from sale of equipment	528	—
Purchases of marketable securities	(54,717)	(122,349)
Sales of marketable securities	46,903	142,425
Other assets	612	—
Net cash (used in) provided by investing activities	(6,836)	19,972
Financing activities
Net proceeds from sale of common stock	18,240	58,505
Principal payments on long-term debt	(5,128)	(4,644)
Proceeds from employee stock plans	341	912
Net cash provided by financing activities	13,453	54,773
Net change in cash and cash equivalents	(11,782)	13,077
Cash and cash equivalents at beginning of period	21,074	11,091
Cash and cash equivalents at end of period	$9,292	$24,168

See accompanying notes.

NITROMED, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

The Company’s principal source of revenue is from the sale of BiDil® (isosorbide dinitrate/hydralazine hydrochloride), the Company’s product for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapies. The Company has used and will continue to require substantial funds to manufacture, market and sell BiDil during 2007 and beyond. The Company also expects to incur additional expenses related to the ongoing development of the planned extended release formulation of BiDil, known as BiDil XR™, for which the Company commenced clinical development in October 2006. The Company believes that its existing cash, cash equivalents and marketable securities, and cash it expects to generate from sales of BiDil, will be sufficient to fund its current business plan for at least the next twelve months. The Company will require substantial additional cash to fund its operations beyond the next twelve month period, and may seek to raise these funds through financings, including public or private equity offerings, debt financings, collaborative arrangements with corporate partners or a combination of any of the foregoing. There can be no assurance that funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company will be required to scale back or eliminate some or all of its sales and marketing efforts for BiDil, as well as delay its development efforts with respect to BiDil XR. The Company may also be required to license to others the right to develop or commercialize products or technologies that the Company would otherwise seek to develop and commercialize on its own. The Company could also be required to limit, scale back or cease its operations, any of which would have a material and adverse effect on the Company.

(2)                                 Revenue Recognition

As discussed above, the Company’s principal source of revenue is from the sale of BiDil, which was launched and began shipping in the third quarter of 2005.

Product Sales.   The Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and recognizes revenue from product sales upon delivery of product to wholesalers or pharmacies, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesalers and pharmacies, and collectibility of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, the Company defers the recognition of revenue until such time that risk of loss has passed. In addition, the Company evaluates the level of shipments to wholesalers and pharmacies on a quarterly basis compared to the estimated level of inventory in the channel, remaining shelf-life of the product shipped, weekly prescription data and quarterly forecasted sales.

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

Product Returns.   Consistent with industry practice, the Company offers contractual return rights that allow customers to return product only during the period that is six months prior to, and twelve months after, product expiration. Commercial product shipped during 2005 and the first half of 2006 had a shelf-life of twelve months from date of manufacture with expiration dates ranging from April 2006 to April 2007. During the third quarter of 2006, the Company began shipping commercial product with an expiration date of 18 months. During the first quarter of 2007, BiDil’s shelf life for newly produced finished goods was increased to 24 months. The Company began shipping product with an expiration date of 24 months in the second quarter of 2007. Factors that are considered in the Company’s estimate of future product returns include an analysis of the amount of product in the wholesaler and pharmacy channels, discussions with key wholesalers and other customers regarding inventory levels and shipment trends, review of consumer consumption data based on aggregate weekly and monthly prescription data derived from Source Projected Launchtrac provided by Wolters Kluwer Health, and the remaining time to expiration of the Company’s product. At September 30, 2007 and December 31, 2006, the Company’s product return reserve was $1.1 million and $1.3 million, respectively. This reserve is evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. In developing a reasonable estimate for the reserve for product returns, the Company considers the factors in paragraph 8 of Statement of Financial Accounting Standards No. 48, Revenue Recognition When a Right of Return Exists. The Company believes it has developed a reasonable estimate of returns based on actual return data compared to product shipped. The Company will continue to monitor actual returns as the Company develops more sales experience with BiDil. Based on the factors noted above, among others, the Company believes its estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to the Company’s financial statements.

Sample Voucher and Co-Pay Programs.   Beginning in the third quarter of 2005, the Company initiated a sample voucher program whereby the Company offers an incentive to patients in the form of a free 30-day trial, or approximately 100 tablets, of BiDil. The Company also initiated a co-pay program that offers incentives to patients for payment of co-pay costs insurance companies charge to purchase BiDil. The Company accounts for these programs in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. These sample voucher and co-pay programs have a six month expiration date, such that each program is active for two quarters at a time. At the end of each quarter the Company estimates the amount of reimbursement claims based on those claims received for the sample vouchers and co-pay cards distributed during the quarter, and uses this information to estimate the usage for the next quarter. At the end of each semi-annual period the Company adjusts the estimated voucher and co-pay card usage to actual. The amount of reimbursement is recorded as a reduction to revenue. For the three month periods ended September 30, 2007 and 2006, the Company recorded a reduction to revenue of $45,000 and $111,000, respectively. For the nine month periods ended September 30, 2007 and 2006, the Company recorded a reduction to revenue of $79,000 and $467,000, respectively. The Company expects to continue to offer sample voucher and co-pay incentives in future periods.

Sales Discounts, Rebates and Allowances.   Sales discounts, rebates and contractual allowances result primarily from sales under contracts with healthcare providers, wholesalers, Medicare and Medicaid programs and other governmental agencies. The Company estimates sales discounts, rebates and contractual allowances by considering the following factors: current contract prices, terms, sales volume, estimated customer and wholesaler inventory levels and current average rebate rates. For the three month periods ended September 30, 2007 and 2006, the Company recorded sales discounts, rebates and other allowances of $1.3 million and $0.2 million, respectively. For the nine month periods ended September 30, 2007 and 2006, the Company recorded sales discounts, rebates and other allowances of $3.8 million and $0.8 million, respectively.

(3)                                 Accounts Receivable

Accounts receivable consists of amounts due from wholesalers and pharmacies for the purchase of BiDil. Ongoing evaluations of customers’ credit worthiness are performed and collateral is generally not required. As of September 30, 2007, the Company has not reserved any amount for bad debts related to the sale of BiDil. The Company continuously reviews all customer accounts to determine if an allowance for uncollectible accounts is necessary. The Company currently provides substantially all of its customers with payment terms of net 30 days. Amounts past due from customers are determined based on contractual payment terms. Through September 30, 2007, payments have generally been made in a timely manner.

(4)                                 Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$1,948	$2,123
Finished goods	748	723
Total	$2,696	$2,846

On a quarterly basis, the Company analyzes its current inventory levels and future irrevocable inventory purchase commitments and writes down inventory that has become un-saleable or has a cost basis in excess of its expected net realizable value. The Company relies on Sumitomo Corp., which to the Company’s knowledge is the sole worldwide source, for the supply of hydralazine hydrochloride, one of the two active ingredients in BiDil. The Company currently has $1.9 million of hydralazine hydrochloride in inventory at September 30, 2007 which represents approximately 6 to 8 years supply. Following this inventory’s initial retest dates, which occur at various dates between January and June of 2008, the Company will retest the inventory for stability on a continuing basis. The Company believes that the retests will be successful and will continue to evaluate this raw material on an ongoing basis based on the results of stability retesting and industry practices. In addition, the Company evaluates its future irrevocable inventory purchase commitments compared to forecasted product sales, the current level of inventory and its related product dating. Expired inventory is disposed of, and the related costs are written off. For the three month periods ended September 30, 2007 and 2006, the Company recorded inventory impairment charges of $-0- and $0.8 million, respectively. For the nine month periods ended September 30, 2007 and 2006, the Company recorded inventory impairment charges of $0.5 million and $1.4 million, respectively.

(5)                                 Stock-Based Compensation

The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”). Compensation cost recognized subsequent to December 31, 2005 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards. Results for prior periods have not been restated.

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

In January 2007, the Company modified the terms of certain vested stock option awards previously granted to the Company’s former interim president and chief executive officer in order to extend the term of the exerciseability of the vested portion of the options from three months following the cessation of employment to five years following the cessation of employment. As a result of this modification in January 2007, the Company incurred a stock-based compensation charge in the amount of $459,000.

In May 2007, the Company entered into a Transition Agreement with L. Gordon Letts, Ph.D., the Company’s former Chief Scientific Officer and Senior Vice President of Research and Development. Pursuant to the terms of the Transition Agreement, options previously granted by the Company to Dr. Letts will continue to vest during a one-year transition period, during which time Dr. Letts will continue to be an employee of the Company. Pursuant to the terms of the Transition Agreement, the terms of stock option awards granted to Dr. Letts were modified in order to extend the term of the exerciseability of the options from three months following the cessation of employment to two years following the cessation of the one-year transition period. As a result of this modification, the Company incurred a stock-based compensation charge in the amount of $14,000 for the three month period ended September 30, 2007, and $160,000 for the nine month period ended September 30, 2007, and will continue to recognize additional amounts as the options vest.

In March and April 2007, the Company entered into restricted stock agreements with certain executive officers and employees of the Company, pursuant to which these individuals were granted an aggregate of 734,790 shares of the Company’s common stock under the Company’s Amended and Restated 2003 Stock Incentive Plan (the “2003 Plan”), which are subject to forfeiture to the Company prior to vesting under certain circumstances, including voluntary separation or termination of employment for cause. The forfeiture provision lapses as follows: 25% of the shares are no longer subject to forfeiture to the Company, or “vest,” on the date that is six months after the grant date; 25% vest on the first anniversary of the grant date; and 50% vest on the second anniversary of the grant date.  Upon a change in control of the Company or upon termination of the employee’s employment without cause, all unvested restricted shares shall immediately vest in full. The Company recognized $239,000 of stock-based compensation expense for the three months ended September 30, 2007 and $556,000 for the nine months ended September 30, 2007. On the accompanying balance sheets the number of shares of the Company’s common stock outstanding as of September 30, 2007 does not include 456,935 shares of unvested restricted common stock.

In connection with recording stock-based compensation expense related to non-employees, the Company recorded reversals of $8,600 and $29,000 for the three months ended September 30, 2007 and 2006, respectively. The Company recorded reversals of stock-based compensation expense related to non-employees of $13,000 and $205,000 for the nine months ended September 30, 2007 and 2006, respectively.

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Information pertaining to stock options and related assumptions is noted in the following table:

	Nine Months Ended September 30,
	2007	2006
Options granted (in thousands)	951	3,019
Weighted-average exercise price of stock options	$2.63	$7.86
Weighted-average grant date fair-value of stock options	$1.61	$4.83
Assumptions:
Volatility	76%	76%
Risk-free interest rate	4.8%	4.7%
Expected life (years)	5.0	5.8
Dividend	None	None

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

The Company is using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 5.7% to all unvested options as of September 30, 2007. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

A summary of option activity under the Company’s 2003 Plan as of September 30, 2007, and changes during the nine month period then ended is presented below:

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,935,932	$6.90
Granted	951,000	$2.63
Exercised	(273,050)	$1.14
Forfeited/Cancelled	(776,127)	$7.01
Outstanding at September 30, 2007	4,837,755	$6.37	7.62	$160,785
Vested or expected to vest at September 30, 2007	4,535,271	$6.47	7.54	$159,790
Exercisable at September 30, 2007	2,347,148	$7.48	6.39	$151,973

During the nine months ended September 30, 2007 and 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $526,000 and $1.9 million, respectively, and the total amount of cash received from exercise of these options was $311,000 and $661,000, respectively. The total grant-date fair value of stock options that vested during the nine months ended September 30, 2007 and 2006 was approximately $2.5 million and $2.4 million, respectively.

As of September 30, 2007, there was $8.7 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 2.6 years.

A summary of the Company’s restricted stock award activity as of September 30, 2007 and changes during the nine month period then ended is presented below:

	Restricted Shares Outstanding	Weighted- Average Grant Date Fair Value Per Share
Non-vested shares outstanding at December 31, 2006	—	$—
Awards granted	734,790	$3.22
Restrictions lapsed	(164,078)	$3.22
Awards forfeited	(113,777)	$3.22
Non-vested shares outstanding at September 30, 2007	456,935	$3.22

As of September 30, 2007, there was $1.5 million of total unrecognized compensation cost related to unvested restricted shares. The total fair value of these share-based awards will be recognized over the remaining vesting term of 1.5 years.

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

The following table summarizes the restructuring activity as of September 30, 2007 as part of the March 2006 restructuring plan:

	Charge	Cash Payments and Write-offs	Accrued at December 31, 2006	Cash Payments	Accrued at September 30, 2007
Workforce reduction	$1,441,000	$(1,371,000)	$70,000	$(70,000)	$—
Impairment	597,000	(597,000)	—	—	—
Total	$2,038,000	$(1,968,000)	$70,000	$(70,000)	$—

On October 10, 2006, the Company recorded a restructuring charge of $3.2 million, which was comprised of severance benefits of $2.5 million and impairment charges of $0.7 million for certain research and development equipment, leasehold improvements, furniture and fixtures, and computers. The restructuring charges were recorded in accordance with SFAS 146 and SFAS 144. The October 2006 restructuring program included the elimination of 120 sales personnel and 8 general and administrative and research and development personnel. None of these employees remained employed as of December 31, 2006. As a result of these terminations, the Company’s decision to no longer pursue research and development internally, and the Company’s decision to move to a smaller facility, certain research and development equipment, leasehold improvements, furniture and fixtures, and computers became impaired. These assets were written down to the fair value based on either a third-party quote or the estimated discounted cash flows they would generate over their estimated remaining economic life to the Company.

The following table summarizes the restructuring activity as of September 30, 2007 as part of the October 2006 restructuring plan:

	Charge	Cash Payments and Write-offs	Accrued at December 31, 2006	Cash Payments	Accrued at September 30, 2007
Workforce reduction	$2,500,000	$(2,271,000)	$229,000	$(229,000)	$—
Impairment	745,000	(745,000)	—	—	—
Total	$3,245,000	$(3,016,000)	$229,000	$(229,000)	$—

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

(7)                                 Accumulated Other Comprehensive Loss

The Company presents comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Accumulated other comprehensive loss is comprised entirely of net loss and unrealized gains and losses on available-for-sale marketable securities. For the three months ended September 30, 2007 and 2006, total comprehensive loss equaled $8,331,000 and $16,514,000, respectively. For the nine months ended September 30, 2007 and 2006, total comprehensive loss equaled $24,665,000 and $60,671,000, respectively.

(8)                                 Sale of Common Stock

On May 30, 2007, the Company completed a direct offering of shares of the Company’s common stock previously registered under an effective shelf registration statement. Pursuant to this offering, the Company sold approximately 7.6 million shares of the Company’s common stock to selected institutional investors at a price of $2.60 per share. Proceeds to the Company from this registered direct offering, net of offering expenses and placement agency fees, totaled $18.2 million.

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

As of September 30, 2007 and 2006, options to purchase 4,837,755 and 4,751,368 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be anti-dilutive. In addition, 456,935 shares of restricted common stock are also not included.

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

The following table summarizes the number of trade customers that individually comprise greater than 10% of total revenues and their respective percentage of the Company’s total revenues:

	Number of
	Significant	Percentage of Total Revenues by Customer
	Customers	A	B	C

Three months ended September 30, 2007	3	34%	40%	16%
Three months ended September 30, 2006	3	39%	33%	16%
Nine months ended September 30, 2007	3	35%	37%	17%
Nine months ended September 30, 2006	3	35%	33%	18%

The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their respective percentage of the Company’s total accounts receivable:

	Number of
	Significant	Percentage of Total Accounts Receivable
	Customers	A	B	C
As of:
September 30, 2007	3	38%	32%	20%
December 31, 2006	3	30%	37%	16%

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

The Agreements also contain a material adverse change clause with both Oxford and GECC. Under this clause, if Oxford or GECC reasonably determines that the Company’s ability to repay the Notes has been materially impaired, the Company would be considered in default. As of September 30, 2007, the Company was in compliance with this clause.

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

(13)                          Commitments and Contingencies

In connection with the Company’s efforts to obtain the approval of BiDil from the FDA, the Company contracted with the law firm of FoxKiser LLC (“FoxKiser”) for services related to the regulatory approval process for BiDil. The agreement provided for payment of legal consulting fees upon receipt of written FDA approval of BiDil. On June 23, 2005, the Company received written FDA approval of BiDil, and in July 2005 the Company paid FoxKiser $2.4 million pursuant to the terms of this agreement. In addition, the agreement requires the Company to pay royalties to FoxKiser on commercial sales of BiDil. The royalty term ends six months after the date of market introduction of an FDA-approved generic version of BiDil. During the third quarter of 2005, the Company entered into a separate consulting agreement with FoxKiser following the approval by the FDA of BiDil, which ceased to be effective in the third quarter of 2006. During the three month periods ended September 30, 2007 and 2006, the Company recorded expenses of $0.0 and $0.2 million, respectively, pertaining to the legal consulting fees related to these agreements. During the nine month periods ended September 30, 2007 and 2006, the Company recorded expenses of $0.0 and $0.9 million, respectively, pertaining to the legal consulting fees related to these agreements. During the three month periods ended September 30, 2007 and 2006, the Company also paid royalties to FoxKiser in the amounts of $0.1 million and $0.1 million, respectively. During the nine month periods ended September 30, 2007 and 2006, the Company also paid royalties to FoxKiser in the amounts of $0.3 million and $0.3 million, respectively.

In February 2005, the Company engaged Schwarz Pharma Manufacturing, Inc. under a five-year exclusive manufacturing and supply agreement solely for the three times daily immediate release dosage formulation of BiDil. Under the supply agreement, the Company has the right to engage a backup manufacturer, but to date has not elected to use this right. In connection with this supply agreement, the Company has outstanding binding purchase orders of $648,000 for production of BiDil finished goods to occur during the fourth quarter of 2007.

(14)                          License Agreement

In February 2007, in connection with the Company’s efforts to develop BiDil XR, the Company entered into a license agreement with Elan Pharma International Limited (“Elan”). Pursuant to the agreement, Elan granted to the Company an exclusive worldwide license, for the term of the agreement, to certain know-how, patents and technology, and any improvements to any of the foregoing developed by either party during the term of the agreement. Pursuant to this license, the Company has the right to import, use, offer for sale and sell the oral capsule formulation incorporating specified technology referred to in the agreement and containing, as its sole active combination of ingredients, the combination of the active drug substances isosorbide dinitrate and hydralazine hydrochloride, including BiDil XR. In consideration for the grant of the license, the Company has agreed to pay Elan royalties that are calculated by reference to annual net sales parameters set forth in the agreement. In addition, the Company has also agreed to pay Elan specified amounts upon the achievement of specified development and commercialization milestone events of up to $2.5 million, of which $250,000 has been expensed and paid to date.

The term of the agreement runs in the United States from the effective date of the agreement until the later of (a) the 20th anniversary of the date of the first sale of the product by the Company or a permitted sublicensee to an unaffiliated third party, which is referred to in the agreement as the first in market sale, or (b) the expiration of the last-to-expire patent for the product listed in the FDA’s “Orange Book.” Elsewhere in the world, the term will run on a country by country basis from the effective date of the agreement until the later of (a) the 20th anniversary of the date of the first in market sale of the product in the country concerned or (b) the expiration of the life of the last to expire patent included in the Elan intellectual property in that country. Following the expiration of the initial term, the agreement shall continue automatically for rolling three year periods thereafter, unless the agreement has been terminated by either of the parties by serving written notice to the other party one year prior to the end of the initial term or any such additional three year period. Either Elan or the Company may terminate the agreement in the event of a material, uncured breach by the other party, or if the other party goes into liquidation or becomes bankrupt or insolvent. In addition, the Company may terminate the agreement in the event of a technical failure, which is defined as the inability to achieve a pharmacokinetic profile for the product consistent with that of BiDil administered three times daily. Elan may terminate the agreement with respect to a particular country in the territory in the event that the Company does not meet certain obligations set forth in the agreement with respect to such country, provided that Elan must first consult with the Company and, if applicable, provide the Company with an opportunity to meet such obligations prior to exercising Elan’s termination rights.

(15)                          Operating Lease

In February 2007, the Company entered into a lease for 19,815 square feet of office space at 45 Hayden Avenue in Lexington, Massachusetts (the “Hayden Avenue Lease”). The term of the Hayden Avenue Lease is for sixty-six months beginning on April 1, 2007. The expected minimum rental commitments under the Hayden Avenue Lease are $101,000 for the remainder of 2007, $510,000 in 2008, $560,000 in 2009, $580,000 in 2010, $592,000 in 2011 and $456,000 for the nine month period ending September 2012.

In March 2007, the Company entered into the Assignment Agreement with Shire, pursuant to which the Company assigned its lease for office and laboratory space located at 125 Spring Street in Lexington, Massachusetts. The Company is no longer responsible for obligations under the Spring Street Lease.

(16)                          Subsequent Event

On October 15, 2007, the Company entered into a License Agreement with a privately held company, pursuant to which the Company granted the licensee a non-exclusive license under certain non-strategic patent rights owned and/or licensed by the Company. Pursuant to the terms of the License Agreement, the licensee paid the Company an upfront license fee in the amount of $750,000.

(17)                          New Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157; however, the Company does not believe that the adoption will have a material effect on its consolidated financial statements.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an emerging pharmaceutical company with substantial intellectual property in nitric oxide-based drug development. We have devoted substantially all of our efforts towards the research and development of our product candidates and the commercialization of our currently marketed product, BiDil®. We have also applied our nitric oxide technology to develop novel pharmaceuticals, as well as safer and more effective versions of existing drugs, and to target significant diseases that are characterized by a deficiency in nitric oxide. Since our inception, we have mainly funded our operations through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from our collaborative partners, and more recently, sales of BiDil. We have never been profitable and have incurred an accumulated deficit of $338.5 million as of September 30, 2007.

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

In October 2006, we implemented a revised strategy and business model in order to focus our resources on the development of BiDil XR as expeditiously as possible. As part of this strategic shift, we eliminated our sales force and replaced it with a small team of senior cardiovascular business managers focused on hospitals and key opinion leaders, resulting in a net reduction of approximately 120 in sales force headcount. In addition, we also eliminated approximately 20% of our general and administrative personnel in connection with this restructuring program. In August 2007, we began to deploy an expanded field organization designed to double our sales force in specific geographic areas with a focus on selected prescriber targets. Our current field sales organization is managed by our senior vice president of commercial operations and is comprised of approximately 60 people.

Our sales force continues to focus on regional and national thought-leader physicians, current and past BiDil prescribers and key institutions that treat, and influence the treatment of, large numbers of African-Americans diagnosed with heart failure. We also continue to explore additional marketing methods that can be utilized to reach the broader number of existing and potential BiDil prescribers. We believe that this strategy allows us to focus our marketing and prescription pull-through efforts with respect to the current BiDil formulation as we continue our development efforts with respect to BiDil XR. Based on our preclinical studies with BiDil XR, we commenced clinical development of BiDil XR in October 2006. We have scheduled a meeting with the FDA, to be held in December 2007, to discuss the available pharmacokinetic study results and development plan for BiDil XR.

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

In addition, we continue to pursue opportunities for our BiDil franchise in non-U.S. markets, particularly in the European Union. We are engaged in discussions with the European Medicines Agency and are preparing a Marketing Authorization Application with respect to BiDil for submission to that agency.

In the near-term, a key driver of our success will be our ability to successfully commercialize and sustain market penetration of BiDil with our expanded, restructured sales force and to expeditiously develop, and obtain regulatory approval for the commercial sale of, BiDil XR. Since we commercially launched BiDil in July 2005, we have generated approximately $27.6 million in product sales, including product sales of $3.8 million in the three month period ending September 30, 2007. We will need to generate significant revenues from sales of BiDil and, if approved, BiDil XR, to achieve profitability. At the present time, we are unable to estimate the level of revenues that we will realize from the sales of BiDil or, if approved, BiDil XR. We are therefore unable to estimate when we will achieve profitability, if at all.

As a result of our restructurings in March and October 2006, we expect that research, development and commercialization expenses will decline in 2007 as compared to 2006, due primarily to a decrease in headcount and research and commercialization activities, partially offset by an increase in ongoing development expenses for BiDil XR and increased expenses associated with our expanded sales organization. We estimate that our operating expenses related to research and development and sales, general and administrative functions for the year ended December 31, 2007 will be approximately $50 million, excluding cost of product sales but including share-based compensation expense related to Statement of Financial Accounting Standards No. 123R.

At September 30, 2007, our principal source of liquidity was $38.2 million of cash and cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities, as well as cash expected to be generated from sales of BiDil, will be sufficient to fund our current business plan for at least the next twelve months. We have used and will continue to require substantial funds to manufacture, market and sell BiDil during 2007 and beyond. We also expect to incur additional expenses relating to the ongoing development of BiDil XR. Accordingly, we will require substantial additional cash to fund our operations beyond the next twelve month period. We may seek to raise these funds through financings, including public or private equity offerings, debt financings, collaborative arrangements with corporate partners or a combination of any of the foregoing. Even if we are able to raise additional capital, there can be no assurance that funds will be available on terms that are acceptable to us, if at all. If adequate funds are not available, we will be required to scale back or eliminate some or all of our sales and marketing efforts for BiDil, as well as delay our development efforts with respect to BiDil XR. We may also be required to license to others the right to develop or commercialize products or technologies that we would otherwise seek to develop and commercialize on our own. We could also be required to limit, scale back or cease our operations, any of which would have a material and adverse effect on our business, financial condition and results of operations.

Financial Operations Overview

Revenue. Our first commercial product, BiDil, was launched in July 2005, and generated product sales of $3.8 million in the third quarter of 2007. Prior to the launch of BiDil, all of our revenue had been derived from license fees, research and development payments and milestone payments that we received from our corporate collaborators. In future years, we will seek to generate revenue from a combination of product sales, license fees, and milestone and royalty payments in connection with collaborative or strategic relationships, as well as royalties resulting from the license of our intellectual property. We expect that any collaborative revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of research and development, milestone and other payments received under our collaborative or strategic relationships and related continuing obligations, as well as the timing and amount of revenue we recognize for the sale of our products, to the extent any are successfully commercialized.

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

•      BiDil XR. The current formulation of BiDil is an immediate-release tablet that must be taken three times daily. We are currently pursuing the development of BiDil XR, an extended release formulation of BiDil, that could be taken once a day. To date, we have incurred approximately $8.4 million in connection with the development of BiDil XR. Based on our preclinical studies with BiDil XR, we commenced clinical development of BiDil XR during October 2006. Because of its stage of development, and the uncertainties inherent in pharmaceutical development generally, we may not be able to successfully develop and commercialize BiDil XR. Moreover, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material cash inflows are expected to commence, if at all, for BiDil XR.

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

Sales, General and Administrative. Sales, general and administrative expense consists primarily of salaries and other related costs for personnel in sales and marketing, executive, finance, investor relations, accounting, business development, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expense; costs for public relations, advertising and promotion services; professional fees for legal and accounting services; and costs related to our former contract sales agreement with Publicis Selling Solutions, Inc., or Publicis.

Non-Operating Income. Interest income includes interest earned on our cash, cash equivalents and marketable securities, and interest expense associated with our long-term debt.

Results of Operations

Three Months Ended September 30, 2007 and 2006

Revenue. Total revenue for the three months ended September 30, 2007 was $3.8 million compared to $3.4 million for the three months ended September 30, 2006. The $0.4 million, or 10% increase in revenues in the current period is due to increased shipments of BiDil during the third quarter of 2007. Product sales of BiDil accounted for all of the revenue for both the three month periods ended September 30, 2007 and 2006.

Cost of Product Sales. Cost of product sales was $0.6 million for the three month period ended September 30, 2007 and $1.3 million for the three month period ended September 30, 2006. For the three month periods ended September 30, 2007 and 2006, we recorded inventory impairment charges of $-0- and $0.8 million, respectively. These inventory impairment charges were related to commercial trade and patient sample inventory product in excess of expected future inventory requirements and future purchase commitments, based on our current sales forecast.

Research and Development. Research and development expense for the three months ended September 30, 2007 was $3.8 million compared to $4.1 million for the three months ended September 30, 2006. The $0.3 million, or 7%, decrease in research and development expenses in the current period was primarily due to $0.4 million in reduced headcount expenses and a $1.0 million decrease in medical expenditures supporting the commercial launch of BiDil. These decreases are offset by a $1.0 million increase in spending related to the development of BiDil XR.

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007	2006
Research and Development Program (in millions)
BiDil	$1.7	$2.5
BiDil XR	2.1	0.9
Other discovery research	—	0.3
Nitric oxide-enhancing cardiovascular compounds	—	0.4
Total research and development expense	$3.8	$4.1

Sales, General and Administrative. Sales, general and administrative expense for the three months ended September 30, 2007 was $8.1 million compared to $15.0 million for the three months ended September 30, 2006. The $6.9 million, or 46%, decrease in sales, general and administrative expense was primarily due to a decrease of  $4.7 million related to a reduction in headcount due to the restructuring action in October 2006, a decrease of $0.4 million in expenses related to our former contract sales force agreement with Publicis, and a $1.6 million decrease in advertising expenses.

Stock-based Compensation Expense. We account for share-based payments to employees under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. As such, we recognize compensation cost based on (a) the requirement of SFAS 123R for all share-based payments granted after December 31, 2005 and (b) the requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, for all awards granted to employees prior to December 31, 2005 that were unvested on that date. We recognized $1.3 million and $1.9 million in stock-based compensation expense for the three months ended September 30, 2007 and 2006, respectively.

Non-Operating Income. Non-operating income for the three months ended September 30, 2007 was $381,000 compared to $459,000 for the three months ended September 30, 2006. The $78,000, or 17%, decrease was primarily due to lower fund balances available for investment, and a $167,000 reduction in interest expense due to a lower long-term debt balance in 2007.

Nine Months Ended September 30, 2007 and 2006

Revenue. Total revenue for the nine months ended September 30, 2007 was $11.0 million compared to $8.6 million for the nine months ended September 30, 2006. The $2.4 million, or 28%, increase in revenues in the current period is due to increased shipments of BiDil during the nine months ended September 30, 2007. Product sales of BiDil accounted for all of the revenue for both nine month periods ended September 30, 2007 and 2006.

Cost of Product Sales. Cost of product sales was $2.2 million for the nine month period ended September 30, 2007 and $2.8 million for the nine month period ended September 30, 2006. For the nine month periods ended September 30, 2007 and 2006, we recorded inventory impairment charges of $0.5 million and $1.4 million, respectively. These inventory impairment charges were related to commercial trade and patient sample inventory product in excess of expected future inventory requirements and future purchase commitments, based on our current sales forecast.

Research and Development. Research and development expense for the nine months ended September 30, 2007 was $9.7 million compared to $14.6 million for the nine months ended September 30, 2006. The $4.9 million, or 33%, decrease in research and development expenses in the current period was primarily due to $2.3 million in reduced headcount expenses as a result of our restructuring actions in March 2006 and October 2006 and a $6.0 million decrease in medical expenditures supporting the commercial launch of BiDil and other discovery research. These decreases are offset by a $3.3 million increase in spending related to the development of BiDil XR.

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the nine month periods ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
Research and Development Program (in millions)
BiDil	$4.0	$7.8
BiDil XR	5.6	2.1
Other discovery research	0.1	1.9
Nitric oxide-enhancing cardiovascular compounds	—	2.6
Nitric oxide-enhanced stents	—	0.2
Total research and development expense	$9.7	$14.6

Sales, General and Administrative. Sales, general and administrative expense for the nine months ended September 30, 2007 was $23.7 million compared to $51.4 million for the nine months ended September 30, 2006. The $27.7 million, or 54%, decrease in sales, general and administrative expense was primarily due to a decrease of $10.8 million in expenses related to our former contract sales force agreement with Publicis, $7.8 million in decreased payroll and related expenses due to a decrease in headcount related to the October 2006 restructuring action, $5.9 million in decreased advertising expenses and $0.7 million of severance benefits related to the cessation of service on March 20, 2006 of our then-president and chief executive officer and our then-chief financial officer, chief business officer and treasurer.

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

Stock-based Compensation Expense. We recognized $4.7 million and $6.4 million in stock-based compensation expense for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, the total unrecognized compensation cost related to unvested option awards was approximately $8.7 million, which will be recognized over a weighted average period of 2.6 years. As of September 30, 2007, the total unrecognized compensation cost related to unvested restricted shares was approximately $1.5 million, which will be recognized over the remaining vesting period of 1.5 years.

Non-Operating Income. Non-operating income for the nine months ended September 30, 2007 was $0.9 million compared to $1.5 million for the nine months ended September 30, 2006. The $0.6 million, or 43%, decrease was primarily due to lower fund balances available for investment, and a $488,000 reduction in interest expense due to lower long-term debt balances in 2007.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from our collaborative partners and, more recently, sales of BiDil. As of September 30, 2007, we have received net proceeds of $321.0 million from the issuance of equity securities, primarily as the result of the sale of $99.1 million of our redeemable convertible preferred stock, net proceeds of $60.1 million from our initial public offering in November 2003, net proceeds of $81.8 million from our follow-on public offering in December 2004, net proceeds of $58.5 million from our registered direct offering in January 2006, and net proceeds of $18.2 million from our registered direct offering in May 2007. At September 30, 2007, we had $38.2 million in cash, cash equivalents and marketable securities.

During the nine months ended September 30, 2007, operating activities used cash of $18.4 million, primarily due to a net loss of $24.7 million and decreases in deferred revenue of $0.2 million, accrued restructuring charges of $0.3 million and inventory of $0.2 million, offset by increases in accounts payable and accrued expenses of $1.8 million, stock-based compensation expense of $4.7 million and an increase in accounts receivable of $0.1 million.

During the nine months ended September 30, 2007, investing activities used cash of $6.8 million primarily due to net purchases of marketable securities of $7.8 million, offset by proceeds from the sale of $0.5 million of equipment and a reduction of restricted cash in the amount of $0.6 million due to terminating our former headquarters lease.

During the nine months ended September 30, 2007, financing activities provided cash of $13.5 million due to $18.2 million in proceeds from the sale of common stock and $0.3 million from employee stock purchases, offset by $5.1 million in long-term debt payments.

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

The agreements that we entered into with each of Oxford and GECC in connection with the notes also contain a material adverse change clause with both Oxford and GECC. Under this clause, if Oxford or GECC reasonably determine that our ability to repay the notes has been materially impaired, we would be considered in default. As of September 30, 2007, we were in compliance with this clause. As of September 30, 2007, we had paid aggregate principal in the amount of $14.5 million.

In February 2007, in connection with (i) our assignment to Shire of certain office furniture, laboratory equipment and other personal property related to the assignment to Shire of the lease for our former office and laboratory space located at 125 Spring Street in Lexington, Massachusetts and (ii) the sale of certain laboratory equipment previously used by our discovery research group, we entered into a release of collateral with both Oxford and GECC. Pursuant to the terms of each release, GECC and Oxford released any and all security interests or liens that either GECC or Oxford had in all laboratory equipment, office furniture and leasehold improvements and fixtures then located at 125 Spring Street in Lexington, Massachusetts as of the date of the release. In addition, GECC and Oxford each released any and all security interests or liens that either GECC or Oxford may have had in any and all computer and electronic equipment, wherever located, to the extent that such computer and electronic equipment was acquired by us prior to the date of the release.

On August 3, 2005, we filed a registration statement utilizing a “shelf” registration process with the Securities and Exchange Commission, or SEC. Under this shelf process, we may sell from time to time, in one or more offerings of common stock and debt securities up to a total dollar amount of $250 million. This shelf registration is more fully detailed in a Registration Statement on Form S-3 we filed with the SEC on August 3, 2005. On May 30, 2007, we completed a direct offering of shares of our common stock previously registered under our effective shelf registration statement. Pursuant to this offering, we sold approximately 7.6 million shares of our common stock to selected institutional investors at a price of $2.60 per share. Proceeds to us from this registered direct offering, net of offering expenses and placement agency fees, totaled $18.2 million.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2007, and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than five years
Long term debt	$5,756,000	$5,756,000	$—	$—	$—
Operating lease obligation	2,798,000	475,000	1,129,000	1,194,000	—
Purchase obligations (1)	648,000	648,000	—	—	—
License milestones (2)	—	—	—	—	—
Total contractual cash obligations	$9,202,000	$6,879,000	$1,129,000	$1,194,000	$—

(1)  In April and June of 2007, we placed binding purchase orders totaling the approximate amount of $648,000 with Schwarz Pharma for production of BiDil finished goods during the fourth quarter of 2007.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue and related reserves, accounts receivable, inventories, accrued expenses and the factors used to estimate the fair value of our stock options using the Black-Scholes option pricing model. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no material changes in our judgments or estimates during the third quarter of 2007. For a detailed explanation of the judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2006, which is on file with the SEC.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. We are currently evaluating the requirements of SFAS 157; however, we do not believe that the adoption will have a material effect on our consolidated financial statements.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate and U.S. government-related securities, directly or through managed funds, with maturities of two years or less. In addition, we hold auction rate securities that reset monthly. However, the maturities of the auction rate securities at September 30, 2007 range from 2007 to 2045. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.           Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 23, 2005, the FDA approved BiDil for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapy. We launched BiDil in July 2005 and therefore have only recently begun to receive revenue from sales of BiDil. BiDil is currently our only commercial product, and we expect that it will account for all of our product sales and substantially all of our total revenues for the near future. We face a number of significant risks relating to our ability to successfully commercialize BiDil, including risks relating to:

•       our ability to successfully market and sell BiDil with our small sales force and centralized marketing efforts;

•       the success of our revised sales and marketing strategies for BiDil;

•       our ability to recruit and train our sales force and the effectiveness of our sales force in influencing prescribing behavior with heart failure specialists and key institutions;

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

In October 2006, we initiated a restructuring program that included a reduction of our sales force and administrative headcount. As part of the restructuring program, we eliminated our existing sales force and replaced it with a small team of senior cardiovascular business managers focused on hospitals and key opinion leaders, resulting in a net reduction of approximately 120 in sales force headcount. In addition, we also eliminated approximately 20% of our general and administrative personnel in connection with this restructuring program. In August 2007, we began to deploy an expanded field organization designed to double our sales force in specific geographic areas with a focus on selected prescriber targets. Our current sales organization is managed by our senior vice president of commercial operations and is comprised of approximately 60 people. Our near-term revenue for BiDil will depend significantly upon the efforts and success of our restructured and expanded sales organization. If our expanded sales organization does not generate additional prescriptions, our ability to generate product revenue will be harmed and the value of our stock will decline.

During the first quarter of 2006, we elected to reduce the number of sales territories in which we have sales representation. As a result of our October 2006 restructuring, we significantly reduced the number of individuals in our sales organization who cover these territories. Even as we expand our sales force in certain geographic areas, any failure to adequately cover our current sales territories, or to cover through alternative marketing efforts the territories in which we have elected not to have sales representation, will result in reduced sales force productivity and loss of revenue related to BiDil.

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

We launched BiDil in the United States ourselves, using a contract sales force. We transitioned to the use of a smaller sales force during the first quarter of 2006, we internalized this sales force during the second quarter of 2006, and in October 2006 we replaced this sales force with a small team of senior cardiovascular business managers. In August 2007, we began to deploy an expanded field organization designed to double our sales force in specific geographic areas. The transition to and expansion of this specialized sales force could prove ineffective in increasing the sales of BiDil, which would adversely affect our financial position and depress the value of our stock.

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

A number of private insurers and Medicare Part D plans that cover BiDil cover the product at the Tier III level. Tier level is a term generally used to denote the level of reimbursement and, consequently, the level of patient co-pay, for a product that is approved by a third-party payor. At Tier III, patient co-pays are at a significantly higher level than they would be at Tier II, ranging from approximately $30.00 to $50.00 per prescription. Tier II reimbursement denotes a preferential level of reimbursement at which patient co-pays range from approximately $15.00 to $30.00 per prescription. We may not be able to obtain reimbursement coverage for BiDil from many private insurers or Medicare Part D plans or, even if we obtain such coverage, we may not be able to obtain preferential reimbursement treatment. Any failure by us to secure such coverage, or to secure it at preferential levels, would have a substantially negative effect on sales of BiDil, market acceptance of BiDil would be negatively impacted and our ability to generate revenues from sales would be significantly impaired. Although we have been added to preferred formularies covering a substantial majority of insured African Americans over the age of 45, we have not achieved preferential reimbursement on all plans. Furthermore, we cannot know if BiDil will continue to be listed on any of these plans at a preferential reimbursement level, if at all. In addition, although preferential reimbursement for BiDil removes a financial barrier to accessing the product, it does not require or guarantee that physicians will prescribe the drug. Accordingly, we cannot assess the impact that the current listing of BiDil on any given plan will have on our future revenues, if any.

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

BiDil is a fixed-dosed combination of two individual components, both of which are available in generic form and are separately marketed (isosorbide dinitrate for angina and hydralazine hydrochloride for hypertension) at prices substantially below the prices we are charging for BiDil. Moreover, isosorbide dinitrate is available in the dosage that we include in BiDil. While neither of these two generic drugs is approved for the treatment of heart failure, it is impracticable for us to prevent physicians from prescribing a combination of these two, lower cost generic drugs as a substitute for prescribing BiDil. We believe that a number of physicians have prescribed the combination of these generic drugs, rather than BiDil. If these and other physicians continue to prescribe the combination of these two generic drugs, rather than BiDil, our ability to generate revenue from the sales of BiDil could be limited. Our ability to generate revenue could also be limited if:

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

In order to obtain regulatory approvals for the commercial sale of BiDil XR, we will be required to complete clinical studies and clinical trials in humans to demonstrate the safety and efficacy of BiDil XR. We may not be able to obtain the authority from the FDA to commence or complete these clinical trials. Clinical testing may not prove that BiDil XR is safe and effective to the extent necessary to permit us to obtain marketing approval. Moreover, positive results demonstrated in preclinical studies and clinical trials that we complete may not be indicative of results obtained in future clinical trials. Assuming we successfully complete the required clinical testing, we will be required to submit a new drug application, or NDA, to the FDA. FDA approval of the NDA is required before marketing BiDil XR may begin in the United States. The FDA will undertake an extensive and lengthy review of the NDA. We can not provide any assurance that BiDil XR will be approved, even if the FDA accepts our NDA submission.

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

We have experienced significant operating losses since our inception in 1992. For the quarter ended September 30, 2007, we had a net loss of $8.4 million. As of September 30, 2007, we had an accumulated deficit of $338.5 million. We expect that we will continue to incur substantial losses and that our cumulative losses will increase as our commercialization efforts continue. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial.

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

We rely on Sumitomo Corp. for our supply of hydralazine hydrochloride, one of the two active ingredients in BiDil. To the best of our knowledge, Sumitomo is currently the only supplier of hydralazine hydrochloride worldwide. We do not have any agreement with Sumitomo regarding the supply of hydralazine hydrochloride. If Sumitomo stops manufacturing or is unable to manufacture hydralazine hydrochloride, or if we are unable to procure hydralazine hydrochloride from Sumitomo on commercially favorable terms, we may be unable to continue to sell BiDil on commercially viable terms, if at all. Furthermore, because Sumitomo is currently the sole supplier of hydralazine hydrochloride, Sumitomo has unilateral control over the price of hydralazine hydrochloride. Any increase in the price for hydralazine hydrochloride may reduce our gross margins and adversely affect our ability to achieve profitability.

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

Our marketing approval for BiDil is limited to the United States. Until we or our potential strategic collaborators obtain the required regulatory approvals for BiDil or any potential product candidates in any specific foreign country, neither we nor our collaborators will be able to sell these products in that country. International regulatory authorities have imposed numerous and varying regulatory requirements, and the approval procedures could involve testing in addition to that required by the FDA. Furthermore, approval by one regulatory authority does not ensure approval by any other regulatory authority. In addition, if we enter into collaborative partnerships in order to obtain foreign regulatory approval for BiDil or any of our product candidates, such as BiDil XR, we may be dependent upon these collaborators to conduct clinical or other testing and to obtain such regulatory approvals. We or our collaborators may not be able to obtain final regulatory approvals for BiDil or for any of our other potential product candidates in foreign countries. Any failure to obtain the necessary governmental approvals or failure to obtain approvals of the scope requested could delay, or even preclude, us or our licensees or other collaborators from marketing BiDil or our product candidates, or limit the commercial use of BiDil or our product candidates in these foreign jurisdictions. Alternatively, foreign regulatory approvals may entail limitations on the indicated uses of BiDil or our product candidates and impose labeling requirements which may also adversely impact our ability to market BiDil or our product candidates. We are preparing a Marketing Authorization Application for BiDil for submission to the

European Medicines Agency. We cannot be certain when we will file this submission and, once filed, whether the submission will be successful.

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

A third party may sue us or our potential strategic partners for infringing on its patent rights. Likewise, we or our potential strategic partners may need to resort to litigation to enforce a patent issued to us or to seek a declaratory judgment on the scope and validity of third-party proprietary rights. The cost to us or our potential strategic partners of any litigation or other proceedings relating to intellectual property rights, even if resolved in our or our partner’s favor, could be substantial, and the litigation would divert management efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, our strategy of providing nitric oxide-enhancing versions of existing products could lead to more patent litigation due to the fact that the markets for these existing products are very large and competitive. Uncertainties resulting from litigation could limit our ability to continue our operations. For example, we filed an opposition in the European Patent Office, or EPO, to revoke NicOx S.A.’s European Patent No. 904 110, which we refer to as EP ’110. This patent is directed to the use of organic compounds containing a nitrate group or inorganic compounds containing a nitric oxide group to reduce the toxicity caused by certain drugs, including non-steroidal anti-inflammatory drugs. The basis for our opposition, in part, is that the claims in EP ’110 are anticipated and therefore invalid if they are construed to cover a single compound chemically linked to a nitrate moiety. In March 2007, the three-member EPO Opposition Division invalidated all of the claims of EP ‘110, and the official written decision revoking EP ‘110 was issued on June 19, 2007. Pursuant to the rules of the EPO, NicOx had an opportunity to file an appeal regarding this invalidation decision. On October 5, 2007, we received notice from the EPO Opposition Division that no appeal had been submitted within the applicable time limit, and accordingly the opposition proceedings are finally terminated.

Nevertheless, if any parties are able to successfully claim that the development or use by us or our potential strategic partners of proprietary technologies infringes upon their intellectual property rights, we or our potential strategic partners might be forced to pay damages, potentially including treble damages, if we or our potential strategic partners are found to have willfully infringed on such parties’ patent rights. In addition to any damages we or our potential strategic partners might have to pay, a court could require us or our potential strategic partners to stop the infringing activity or obtain a license on terms that are unfavorable to us. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we or our potential strategic partners fail to obtain a required license or are unable to design around a patent, we or our potential strategic partners may be unable to effectively market some of our technology and product candidates, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating sufficient revenue to sustain our operations.

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

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other biopharmaceutical companies, has been and may continue to be highly volatile. During the period from January 1, 2005 to September 30, 2007, our stock price has ranged from a low of $1.75 per share (on September 28, 2007) to a high of $27.99 per share (on February 2, 2005). The following factors, among others, may affect the price of our common stock:

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

As of October 29, 2007, our directors, executive officers and principal stockholders, together with their affiliates, owned, in the aggregate, approximately 33.8% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 29, 2007, there were 45,773,801 shares of common stock outstanding. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options and restricted stock awards. The sale of the common stock underlying these options and pursuant to these restricted stock awards after such time as the options and restricted stock awards have vested and become exerciseable or free from forfeiture, as the case may be, could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning the purchase of our equity securities by us during the third quarter of 2007:

Period	Total Number of Shares Purchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	—	—	—	—
August 1, 2007 – August 31, 2007	—	—	—	—
September 1, 2007 – September 30, 2007	37,350	$2.05	—	—
Total	37,350		—	—

(1)  The amount listed in this column represents shares of common stock surrendered by certain employees to us in satisfaction of tax withholding obligations incurred upon the lapse of restrictions on shares of common stock during the period in accordance with the terms of restricted stock agreements entered into between us and those employees on March 16, 2007.

(2) We currently have no plan or program to repurchase our equity securities, aside from additional shares that will be surrendered to us in satisfaction of tax withholding obligations incurred upon the future lapse of restrictions on shares of common stock in accordance with the terms of restricted stock agreements entered into between us and certain employees.

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
Date: October 31, 2007

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