Form 10-Q
period 2008-03-31
NITROMED INC
filed 2008-05-07
CIK 927829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

As of May 2, 2008, the registrant had 46,098,901 shares of Common Stock, $0.01 par value per share, outstanding.

NITROMED, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

NITROMED, INC.
CONDENSED BALANCE SHEETS
(in thousands, except par value amounts)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$10,374	$8,167
Short-term marketable securities	10,868	23,233
Accounts receivable	1,733	1,929
Inventories	1,260	1,401
Prepaid expenses and other current assets	353	334
Total current assets	24,588	35,064
Property and equipment, net	197	312
Long-term marketable securities	1,594	—
Restricted cash	191	191

Total assets	$26,570	$35,567

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,405	$3,235
Accrued expenses	3,714	6,379
Accrued restructuring	1,305	—
Current portion of long-term debt	1,887	3,728

Total current liabilities	8,311	13,342

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 65,000 shares authorized; 45,985 and 45,381 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	460	454
Additional paid-in capital	368,316	367,125
Accumulated deficit	(350,566)	(345,382)
Accumulated other comprehensive income	49	28
Total stockholders’ equity	18,259	22,225
Total liabilities and stockholders’ equity	$26,570	$35,567

See accompanying notes.

NITROMED, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
	2008	2007
Product sales	$3,933	$3,568
Cost and operating expenses:
Cost of product sales	979	954
Research and development (1)	1,630	3,007
Sales, general and administrative (1)	3,998	8,948
Restructuring charge	2,725	1,004
Total cost and operating expenses	9,332	13,913
Loss from operations	(5,399)	(10,345)
Non-operating income:
Interest income	299	469
Interest expense	(68)	(238)
Impairment charge	(16)	—
	215	231
Net loss	$(5,184)	$(10,114)

Basic and diluted net loss per common share	$(0.11)	$(0.27)
Shares used in computing basic and diluted net loss per common share	45,792	37,263

(1)          Includes stock-based compensation expense as follows:

Research and development	$272	$542
Sales, general and administrative	$662	$1,429

See accompanying notes.

NITROMED, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(5,184)	$(10,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30	178
Non-cash restructuring charge	72	—
Stock-based compensation expense	934	1,971
Impairment charge on auction rate security	16	—
Changes in operating assets and liabilities:
Accounts receivable	196	(121)
Inventories	141	(188)
Prepaid expenses and other current assets	(19)	(437)
Deferred revenue	—	(141)
Accounts payable and accrued expenses	(4,495)	(434)
Accrued restructuring charge	1,305	(299)
Net cash used in operating activities	(7,004)	(9,585)
Investing activities
Purchase of property and equipment	—	(44)
Proceeds from sale of equipment	13	528
Sales of marketable securities	18,280	17,813
Purchases of marketable securities	(7,504)	(13,024)
Other assets	—	612
Net cash provided by investing activities	10,789	5,885
Financing activities
Principal payments on long-term debt	(1,841)	(1,668)
Proceeds from employee stock plans	263	478
Net cash used in financing activities	(1,578)	(1,190)
Net change in cash and cash equivalents	2,207	(4,890)
Cash and cash equivalents at beginning of period	8,167	21,074
Cash and cash equivalents at end of period	$10,374	$16,184

See accompanying notes.

NITROMED, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

(1)                                 Operations and Basis of Presentation

The accompanying unaudited financial statements of NitroMed, Inc. (“NitroMed” or the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Interim results are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2008. These unaudited financial statements should be read in conjunction with the Company’s latest annual audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on March 6, 2008.

NitroMed is the maker of BiDil®. Since its inception, the Company has funded its operations mainly through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from its collaborative partners, and more recently, sales of BiDil. In June 2005, the U.S. Food and Drug Administration (“FDA”) approved BiDil for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapies. BiDil is an orally administered fixed-dose combination of isosorbide dinitrate and hydralazine hydrochloride. The Company commercially launched BiDil in July 2005, and has since generated approximately $35.7 million in product sales, including product sales of $3.9 million during the first quarter of 2008.

Based upon the Company’s determination that the successful commercialization of BiDil requires a magnitude of resources that it cannot currently allocate to the program, as well as the Company’s plans to conserve cash in order to pursue the development of an extended release formulation of BiDil, known as BiDil XR™, in January 2008 the Company discontinued active promotional efforts related to BiDil. The Company concurrently implemented a restructuring plan in which the Company immediately and significantly reduced its workforce. The Company is evaluating strategic alternatives to divest its current business in whole or in part in an effort to maximize the value of its commercial organization and product development programs for its shareholders. The Company has engaged an investment bank to advise it in considering these potential strategic alternatives, which may include the sale, license or divestiture of certain of its assets, including its BiDil business, the assets relating to BiDil XR, and/or its nitric oxide technologies, the sale or merger of the Company, or other similar strategic transactions.

Although the Company has discontinued active promotional efforts related to BiDil, the Company intends to continue to manufacture and sell BiDil and maintain the product on the market for patients through normal wholesale and retail channels. The Company also plans to conduct limited advertising in select medical publications, and may engage a third-party marketing firm to contact healthcare professionals on the Company’s behalf, in each case in an effort to maintain a limited market presence for BiDil. The Company also expects to incur additional expenses related to the ongoing development of BiDil XR. If and for so long as the Company continues its current business and operations, the Company will require substantial additional funds, which it expects to generate through a combination of BiDil sales and one or more strategic transactions. The Company may not be able to successfully consummate a strategic transaction, and additional financing may not be available to the Company on acceptable terms, if at all. If the Company is unable to obtain funding on a timely basis, whether through a strategic divestiture, financing or borrowing arrangements or other capital-raising transaction, the Company may not be able to support continued prescriptions for BiDil, may be compelled to significantly curtail or delay its development efforts with respect to BiDil XR, and the Company could also be required to limit, scale back or cease its operations. Currently, the Company believes that its existing sources of liquidity and the cash expected to be generated from future sales of BiDil, together with the significant reduction in expenditures as a result of its January 2008 restructuring, will be sufficient to fund the Company’s operations for at least the next twelve months.

 (2)          Revenue Recognition

The Company’s principal source of revenue is the sale of BiDil, which began shipping in July of 2005.

Product Sales/Deferred Revenue. The Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and recognizes revenue from product sales upon delivery of product to wholesalers or pharmacies, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesalers and pharmacies, and collectibility of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, the Company defers the recognition of revenue until such time that risk of loss has passed. In addition, the Company evaluates the level of shipments to wholesalers and pharmacies on a quarterly basis compared to the estimated level of inventory in the channel, remaining shelf life of the product shipped, weekly prescription data and quarterly forecasted sales.

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

Product Returns. Consistent with industry practice, the Company offers contractual return rights that allow customers to return product only during the period that is six months prior to, and twelve months after product expiration. During the first quarter of 2008, BiDil’s shelf life for newly produced commercial product was increased to 36 months from the date of manufacture. Factors that are considered in the Company’s estimate of future product returns include an analysis of the amount of product in the wholesaler and pharmacy channels, discussions with key wholesalers and other customers regarding inventory levels and shipment trends, review of consumer consumption data, and the remaining time to expiration of the Company’s product. At March 31, 2008 and December 31, 2007, the Company’s product return reserve was $0.8 million and $0.9 million, respectively. For the three months ended March 31, 2008 and 2007, the Company recorded a reduction to revenue for product returns of $0.5 million and $0.3 million, respectively. The return rate and associated reserve are evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. In developing a reasonable estimate for the reserve for product returns, the Company considers the factors in paragraph 8 of Statement of Financial Accounting Standards No. 48, Revenue Recognition When a Right of Return Exists. Based on the factors noted above, the Company believes its estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to the Company’s financial statements.

Sales Discounts, Rebates and Allowances. Sales discounts, rebates and contractual allowances result primarily from sales under contracts with healthcare providers, wholesalers, Medicare and Medicaid programs and other governmental agencies. The Company estimates sales discounts, rebates and contractual allowances by considering the following factors: current contract prices, terms, sales volume, estimated customer and wholesaler inventory levels and current average rebate rates. For the three month periods ended March 31, 2008 and 2007, the Company recorded sales discounts, rebates and other allowances of $1.4 million and $1.2 million, respectively.

(3)           Fair Value Measurements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company adopted SFAS 157 on January 1, 2008. The three levels of the fair value hierarchy under SFAS 157 are described below:

•                  Level 1 – Observable inputs such as quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•                  Level 2 - Other inputs that are observable, directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.

•                  Level 3 - Unobservable inputs used when little or no market data is available and require the Company to develop its own assumptions about how market participants would price the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

The following tables set forth by level within the fair value hierarchy a summary of the fair market value of available-for-sale securities classified as cash equivalents and marketable securities the Company held at March 31, 2008:

March 31, 2008	Level 1	Level 2	Level 3	Total
Cash equivalent available-for-sale investments	$9,002	$—	$—	$9,002
Auction rate securities	$—	$2,250	$1,190	$3,440
Corporate securities	—	7,428	—	7,428
Total short-term marketable securities	$—	$10,868	$1,190	$10,868
Long-term marketable securities (1)	$—	$—	$1,594	$1,594

(1)  The Company recorded an impairment charge of $16,000 for the three months ended March 31, 2008 related to these securities.

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Auction Rate Securities
Balance at January 1, 2008	$—
Transfers to Level 3	1,600
Unrealized loss reported in statement of operations	(16)
Balance at March 31, 2008	$1,594

For available-for-sale securities that utilize Level 1 and, if applicable, Level 2 inputs, the Company utilizes both direct and indirect observable price quotes. Due to the lack of market quotes or other inputs that are observable for certain of the auction rate securities held by the Company, the Company utilizes valuation models for these securities that rely exclusively on Level 3 inputs, including those that are based on expected cash flow streams and collateral values, such as assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the auction rate securities held by the Company is subject to uncertainties and, therefore, is difficult to predict. Factors that may impact the Company’s valuation for these securities include changes to credit ratings of the securities and to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

As of March 31, 2008, the marketable securities held by the Company have maturity dates that range from 2008 to 2045.

As of March 31, 2008, the Company held approximately $5.0 million of auction rate securities. These auction rate securities are comprised of approximately $2.2 million of securities backed by municipalities, $2.5 million of preferred stock issued by closed-end funds and a $0.3 million security issued by a government-backed student loan organization. Auction rate securities are securities that are structured to allow for short-term interest rate resets, but with contractual maturity dates that can be well in excess of ten years. Auctions have historically provided a liquid market for these securities. However, beginning in February 2008, the majority of auction rate securities in the marketplace failed at auction due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these securities resetting to predetermined rates within the underlying loan agreement, which might be higher or lower than the current market rate of interest. The Company’s ability to liquidate its auction rate securities and fully recover the carrying value of its investments in the near term may be limited or not exist. In the event that the Company needs to access its investments in these auction rate securities, the Company will not be able to do so until a future auction of these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, or the securities mature, which could be in as many as 37 years. As a result of these factors, the Company may be required to record impairment charges on these investments from time to time and, as discussed below, recorded an impairment charge in the amount of $16,000 for the three months ended March 31, 2008 for certain of these investments.

As of March 31, 2008, approximately $3.4 million of the Company’s auction rate securities are classified as short-term marketable securities because management has determined that these securities may be liquidated within one year based on management’s experience with liquidating other similar auction rate securities, discussions with investment advisors knowledgeable of the auction rate securities market, the nature of the securities (which are primarily backed by various municipalities), and redemptions and calls subsequent to March 31, 2008. As of March 31, 2008, the Company reclassified $1.6 million of auction rate securities from short-term to long-term marketable securities, reflecting management’s determination that these securities may not be liquidated within one year due to the auction failures described above. Subsequent to March 31, 2008, the Company has sold $1.5 million of its auction rate securities at par. The Company has not experienced any realized losses on sales of auction rate securities in 2008.

The Company has recorded an other-than-temporary impairment of $16,000 on its government-backed student loan auction rate security. The Company believes that the municipality-backed securities and preferred stock issued by closed end funds are not significantly impaired, primarily due to its experience of selling such securities at par since the recent auction failures began, the redemption or calls of similar securities by their issuers at par since the auction failures began, redemptions and calls subsequent to March 31, 2008, and the credit worthiness of the issuers of the underlying securities.

The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing the income the Company receives from the Company’s investments without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents and marketable securities in a variety of securities, including U.S. government agencies, municipal notes, certain securities which may have an auction reset feature, corporate notes and bonds, commercial paper, and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses, other than those determined to be other-than-temporary impairments, reported as a separate component of accumulated other comprehensive income (loss). If interest rates rise, the market value of the Company’s investments may decline, which could result in a realized loss if the Company is forced to sell an investment before its scheduled maturity. The Company does not utilize derivative financial instruments to manage its interest rate risks.

(4)           Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$75	$349
Finished goods	1,185	1,052
Total	$1,260	$1,401

On a quarterly basis, the Company analyzes its current inventory levels and future irrevocable inventory purchase commitments and writes down inventory that has become un-saleable or has a cost basis in excess of its expected net realizable value. In addition, the Company evaluates its future irrevocable inventory purchase commitments compared to forecasted product sales, the current level of inventory and its related product dating. For the three month periods ended March 31, 2008 and 2007, the Company recorded inventory impairment charges of $347,000 and $384,000, respectively.

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

In March and April 2007, the Company entered into restricted stock agreements with certain executive officers and employees of the Company, pursuant to which these individuals were granted an aggregate of 734,790 shares of the Company’s common stock under the Company’s Amended and Restated 2003 Stock Incentive Plan (the “2003 Plan”), which are subject to forfeiture to the Company prior to vesting under certain circumstances, including voluntary separation or termination of employment for cause. The forfeiture provision lapses as follows: 25% of the shares are no longer subject to forfeiture to the Company, or “vest,” on the date that is six months after the grant date; 25% vest on the first anniversary of the grant date; and 50% vest on the second anniversary of the grant date. Upon a change in control of the Company or upon termination of the employee’s employment without cause, all unvested restricted shares shall immediately vest in full. The Company recognized $874,000 and $54,000 of stock-based compensation expense related to this restricted common stock for the three month periods ended March 31, 2008 and 2007, respectively. Included in the expense for the three months ended March 31, 2008 is $770,000 of expense for accelerated vesting related to involuntary terminations in connection with the Company’s January 2008 restructuring. On the accompanying balance sheets, the number of shares of the Company’s common stock outstanding as of March 31, 2008 does not include 140,511 shares of unvested restricted common stock.

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Information pertaining to stock options and related assumptions is noted in the following table:

	Three Months Ended March 31,
	2008	2007
Options granted (in thousands)	250	605
Weighted-average exercise price of stock options	$0.94	$2.71
Weighted-average grant date fair-value of stock options	$0.62	$1.60
Assumptions:
Volatility	76%	76%
Risk-free interest rate	2.9%	4.7%
Expected life (years)	5.5	5.0
Dividend	None	None

Volatility is determined exclusively using historical volatility data of the Company’s common stock based on the period of time since the Company’s common stock has been publicly traded. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The expected life of stock options granted is based exclusively on historical data and represents the weighted average period of time that stock options granted are expected to be outstanding. The expected life is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population.

The Company is using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 5.2% to all unvested options as of March 31, 2008. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

A summary of option activity under the Company’s 2003 Plan as of March 31, 2008, and changes during the three month period then ended is presented below (in thousands, except weighted average data):

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007	4,748	$6.28
Granted	250	$0.94
Exercised	(102)	$0.72
Forfeited/Cancelled	(715)	$4.94
Outstanding at March 31, 2008	4,181	$6.32	6.56	$36
Vested or expected to vest at March 31, 2008	4,013	$6.41	6.47	$32
Exercisable at March 31, 2008	2,607	$7.26	5.35	$4

During the three months ended March 31, 2008 and 2007, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $26,000 and $434,000, respectively, and the total amount of cash received from exercise of these options was $73,000 and $197,000, respectively. The total grant-date fair value of stock options that vested during the three months ended March 31, 2008 and 2007 was approximately $914,000 and $886,000, respectively.

As of March 31, 2008, there was $3.6 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 2.1 years.

A summary of the Company’s restricted stock award activity as of March 31, 2008 and changes during the three-month period then ended is presented below:

	Restricted Shares Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Non-vested shares outstanding at December 31, 2007	452	$3.22
Awards granted	—	$—
Restrictions lapsed	311	$3.22
Awards forfeited	—	$—
Non-vested shares outstanding at March 31, 2008	141	$3.22

As of March 31, 2008, there was $452,000 of total unrecognized compensation cost related to unvested restricted shares. The remaining compensation cost is expected to be recognized over the remaining vesting term of one year.

(6)                                 Restructuring

In the first quarter of 2007, the Company recorded a net restructuring charge of $1.0 million related to its lease obligation at its former headquarters. The charge was recorded pursuant to Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). In March 2007, the Company assigned its lease to a third party and vacated the space. The Company paid $1.2 million to end its lease obligation and incurred $0.6 million in expenses primarily related to real estate brokerage fees and clean-up costs. Offsetting these charges was a reversal of $0.8 million in accrued rent. All amounts were paid as of March 31, 2007, and the Company has no further obligations related to this lease.

In the first quarter of 2008, the Company recorded restructuring charges of $2.7 million, which was comprised of severance benefits of $2.6 million and impairment charges of $0.1 million for disposed computer equipment. The severance benefits were recorded in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS 112”) for contractual termination benefits for certain executives and SFAS 146 for one-time termination benefits for the remainder of employees terminated. In conjunction with the January 2008 restructuring, the Company eliminated approximately 80 positions and discontinued active promotional activities related to BiDil.

The following table summarizes the activity as of March 31, 2008 related to the January 2008 restructuring plan:

	Charge	Cash Payments and Write-offs	Accrued at March 31, 2008
Workforce reduction	$2,653	$(1,348)	$1,305
Impairment	72	(72)	—
Total	$2,725	$(1,420)	$1,305

(7)                                 Accumulated Other Comprehensive Loss

The Company presents comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income is comprised entirely of net loss and unrealized gains and losses on available-for-sale marketable securities. For the three months ended March 31, 2008 and 2007, total comprehensive loss equaled $5.2 million and $10.1 million, respectively.

(8)                                 Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities, which are comprised of stock options and restricted stock, is anti-dilutive. Accordingly, basic and diluted net loss per share are the same.

As of March 31, 2008 and 2007, options to purchase 4,180,505 and 4,884,580 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be anti-dilutive. In addition, 140,511 shares of restricted common stock issued and outstanding as of March 31, 2008 were also not included since their inclusion would be anti-dilutive.

(9)                                 Concentration of Credit Risk

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

The following table summarizes the number of trade customers that individually comprise greater than 10% of total revenues and their respective percentage of the Company’s total revenues:

	Number of
	Significant	Percentage of Total Revenues by Customer
	Customers	A	B	C
Three months ended:
March 31, 2008	3	35%	38%	19%
March 31, 2007	3	38%	36%	17%

The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their respective percentage of the Company’s total accounts receivable:

	Number of
	Significant	Percentage of Total Accounts Receivable by Customer
	Customers	A	B	C
Three months ended:
March 31, 2008	3	32%	42%	18%
December 31, 2007	3	34%	38%	17%

To date, the Company has not written off any significant accounts receivable.

(10)                          Commitments and Contingencies

In February 2005, the Company engaged Schwarz Pharma Manufacturing, Inc. under a five-year exclusive manufacturing and supply agreement solely for the three times daily immediate release dosage formulation of BiDil. Under the supply agreement, the Company has the right to engage a backup manufacturer, but to date has not elected to use this right. In connection with this supply agreement, the Company placed a binding purchase order of $324,000 for production of BiDil finished goods to occur during the second quarter of 2008.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the maker of BiDil®, which is indicated for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapies. BiDil is an orally administered fixed-dose combination of isosorbide dinitrate and hydralazine hydrochloride. The U.S. Food and Drug Administration, or FDA, approved BiDil in June 2005, and we commercially launched BiDil in July 2005. We are currently a party to an exclusive five-year manufacturing and supply agreement with Schwarz Pharma Manufacturing, Inc., or Schwarz Pharma, for the three times daily immediate release dosage formulation of BiDil.

Since our inception, we have mainly funded our operations through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from our collaborative partners, and more recently, sales of BiDil. We have never been profitable and have incurred an accumulated deficit of $350.6 million as of March 31, 2008.

Based upon our determination that the successful commercialization of BiDil requires a magnitude of resources that we cannot currently allocate to the program, as well as our plans to conserve cash in order to pursue the development of BiDil XR™, an extended release formulation of BiDil, in January 2008 we discontinued active promotional activities for BiDil. We concurrently implemented a restructuring plan that eliminated approximately 80 positions, reducing headcount to approximately 10 positions. Although we have discontinued active promotional efforts related to BiDil, we intend to continue to manufacture and sell BiDil and maintain the product on the market for patients through normal wholesale and retail channels. We also plan to conduct limited advertising in select medical publications, and may engage a third-party marketing firm to contact healthcare professionals on our behalf, in each case in an effort to maintain a limited market presence for BiDil. In conjunction with implementing our January 2008 restructuring plan, we intend to evaluate and pursue strategic alternatives for our business, which may include the divestiture of our BiDil and BiDil XR business and/or our nitric oxide patent portfolio, a merger or consolidation with another company, or other comparable arrangements.

Our January 2008 restructuring follows the elimination of our discovery research program in March 2006 and the replacement of our sales force with a small team of senior cardiovascular business managers in October 2006. The January

2008 restructuring also follows our efforts in August 2007 to deploy an expanded field organization designed to focus on selected prescriber targets.

As a result of our January 2008 restructuring, we estimate that our operating expenses related to research and development and sales, general and administrative functions, excluding restructuring charges, for the year ending December 31, 2008 will be approximately $16 million to $18 million, excluding cost of product sales but including share-based compensation expense.

BiDil is an orally-administered medicine that is presently dosed three times daily. We are seeking to develop BiDil XR as a once-daily formulation. In connection with our efforts to develop BiDil XR, in February 2007 we entered into a license agreement with Elan Pharma International Limited, or Elan, pursuant to which Elan granted to us an exclusive worldwide royalty-bearing license to import, use, offer for sale and sell an oral capsule formulation incorporating specified technology owned or controlled by Elan and containing, as its sole active combination of ingredients, the combination of the active drug substances isosorbide dinitrate and hydralazine hydrochloride (which includes BiDil XR). In consideration for the grant of the license, we have agreed to pay Elan royalties that are calculated by reference to annual net sales parameters set forth in the agreement. In addition, we have also agreed to pay Elan specified amounts upon the achievement of specified development and commercialization milestone events set forth in the agreement.

In December 2007, we met with the FDA to discuss our proposed development plan for BiDil XR. The FDA agreed that our clinical development plan to conduct bioequivalence and pharmacodynamic studies comparing BiDil XR to the current commercial immediate release formulation of BiDil is acceptable. Our proposed plan could support FDA approval to commercialize BiDil XR, if bioequivalence is demonstrated. The bioequivalence study design compares the pharmacokinetics of the BiDil XR formulation to the pharmacokinetics of BiDil. Pharmacokinetics refers to the manner in which the body absorbs, distributes, metabolizes and excretes the study drug. The adequacy of the results will ultimately be determined by the FDA during the regulatory review period. Our pilot clinical trials have tested several BiDil XR prototypes and compared their pharmacokinetic profile with BiDil tablets. In preliminary clinical studies in healthy volunteers, we have demonstrated our ability to delay the release of isosorbide dinitrate and hydralazine hydrochloride by varying the amount of coating and ratios of different polymers on beads in capsules. We will need to conduct additional formulation studies and trials in order to finalize the formulation prior to the commencement of bioequivalence trials.

In the near-term, the key drivers of our success will be our ability to:

•                  maintain sales of BiDil following our January 2008 discontinuation of active promotional efforts related to BiDil;

•                  evaluate and pursue strategic alternatives for our business which may include the divestiture of our BiDil and BiDil XR business and/or our nitric oxide patent portfolio, a merger or consolidation with another company, or other comparable arrangements; and

•                  successfully advance the development of BiDil XR.

At March 31, 2008, our principal source of liquidity was $21.2 million of cash, cash equivalents and short-term marketable securities, which excludes $1.6 million of auction rate securities classified as long-term marketable securities due to liquidity constraints. We believe that our existing sources of liquidity and the cash expected to be generated from future sales of BiDil, together with the significant reduction in expenditures as a result of our January 2008 restructuring, will be sufficient to fund our operations for at least the next twelve months. We expect to incur operating expenses going forward primarily related to our continued development of BiDil XR and to keeping BiDil available on the market. We expect to fund a substantial portion of our operating expenses through ongoing BiDil sales. However, the elimination of our sales force and discontinuation of our active promotional efforts related to BiDil could result in a decline in BiDil prescriptions by healthcare providers and could also adversely affect third party payors’ willingness to provide reimbursement at favorable levels. If physicians do not continue to prescribe BiDil in sufficient quantities, and/or if managed care providers remove BiDil from a preferential reimbursement tier on their plan formularies, then our future revenue from sales of BiDil will decline significantly, and we may not achieve sufficient working capital to fund our continued operations, including with respect to our planned development of BiDil XR. As we evaluate strategic options intended to maximize shareholder value for our company, we intend to execute on our business strategy of ceasing active promotional efforts for BiDil while devoting substantially all of our resources to supporting ongoing BiDil prescriptions and the continued development of BiDil XR. If we are unable to successfully consummate one or more strategic transactions relating to our business, we may not have sufficient capital to execute on our current business plan and could be required to further curtail or cease our operations.

Financial Operations Overview

Revenue. Our first commercial product, BiDil, was launched in July 2005, and generated product sales of $3.9 million in the first quarter of 2008. Prior to the launch of BiDil, all of our revenue had been derived from license fees, research and development payments and milestone payments that we received from our corporate collaborators. We discontinued active promotion of BiDil in January 2008.

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

•     BiDil XR. The current formulation of BiDil is an immediate-release tablet that must be taken three times daily. We are currently pursuing the development of BiDil XR, an extended release formulation of BiDil, that could be taken once a day. To date, we have incurred expenses of approximately $10.5 million in connection with the development of BiDil XR. Preliminary clinical studies of BiDil XR demonstrated proof of principle, and we commenced clinical development of BiDil XR in October 2006. We will need to conduct additional formulation studies and trials in order to finalize the formulation prior to the commencement of bioequivalence trials. We anticipate that we will finalize the BiDil XR formulation in 2009. Assuming that the BiDil XR formulation is successfully finalized, we anticipate initiating pivotal bioequivalence trials and then filing the new drug application in 2010 or 2011. Because of its stage of development, and the uncertainties inherent in pharmaceutical development generally, we may not be able to successfully develop and commercialize BiDil XR.

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

Non-Operating Income. Interest income includes interest earned on our cash, cash equivalents and marketable securities, and interest expense associated with our current portion of long-term debt.

Results of Operations

Three Months Ended March 31, 2008 and 2007

Revenue. Total revenue for the three months ended March 31, 2008 was $3.9 million, compared to $3.6 million for the three months ended March 31, 2007. Product sales of BiDil accounted for all of the revenue for the three month periods ended March 31, 2008 and 2007. The increase in product revenue in the 2008 period is due to increased shipments of BiDil as a result of increased demand in the 2008 period.

Cost of Product Sales. Cost of product sales was $979,000 for the three month period ended March 31, 2008 compared to $954,000 for the three month period ended March 31, 2007. The increase in cost of product sales in the 2008 period is due to increased sales of BiDil. For the three month periods ended March 31, 2008 and 2007, we recorded inventory impairment charges of $347,000 and $384,000, respectively. These inventory impairment charges were related to commercial trade, patient sample inventory product and raw materials in excess of expected future inventory requirements and future purchase commitments, based on our current sales forecast. The decrease in inventory impairment charges in the 2008 period is due to a reduction in charges related to commercial trade resulting from the extension of BiDil’s shelf life, offset by impairment charges to raw materials.

Research and Development. Research and development expense for the three months ended March 31, 2008 was $1.6 million, compared to $3.0 million for the three months ended March 31, 2007. The $1.4 million, or 46%, decrease in research and development expenses in the current period was primarily due to $0.5 million in reduced headcount expenses as a result of our restructuring action in January 2008, a $0.4 million decrease in medical expenditures supporting the commercialization of BiDil and a $0.4 million decrease in spending related to the development of BiDil XR.

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Research and Development Program (in millions)
BiDil	$0.6	$1.2
BiDil XR	1.0	1.7
Other discovery research	—	0.1
Total research and development expense	$1.6	$3.0

Sales, General and Administrative. Sales, general and administrative expense for the three months ended March 31, 2008 was $4.0 million, compared to $8.9 million for the three months ended March 31, 2007. The $4.9 million, or 55%, decrease in sales, general and administrative expense was primarily due to $3.1 million in reduced salary and benefit expenses as a result of reduced headcount related to our January 2008 restructuring and $1.7 million in decreased advertising expenses as a result of our decision to discontinue active promotional efforts for BiDil.

Restructuring Charge. In the first quarter of 2007, we recorded a net restructuring charge of $1.0 million related to our lease obligation at our former headquarters. The charge was recorded pursuant to Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146. In March 2007 we assigned our lease to a third party and vacated the space.  We paid $1.2 million to end our lease obligation and incurred $0.6 million in expenses primarily related to real estate brokerage fees and clean-up costs. Offsetting these charges was a reversal of $0.8 million in accrued rent. All amounts were paid as of March 31, 2007.

In the first quarter of 2008, we recorded restructuring charges of $2.7 million, which was comprised of severance benefits of $2.6 million related to the reduction of our employee headcount from approximately 90 to approximately 10 positions, and impairment charges of $0.1 million for disposal of computer equipment. The severance benefit charges were recorded in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits, or SFAS 112, for contractual termination benefits for certain executives and SFAS 146 for one-time termination benefits for the remainder of employees terminated. As of March 31, 2008, we owed $1.3 million for salary continuation payments. As a result of this restructuring, we now estimate that our operating expenses related to research and development and sales, general and administrative functions, excluding restructuring charges, for the year ending December 31, 2008 will now be approximately $16 million to $18 million, excluding cost of product sales but including share-based compensation expense.

Stock-based Compensation Expense. We recognized $0.9 million and $2.0 million in stock-based compensation expense for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the total unrecognized compensation cost related to unvested awards was approximately $4.1 million, which will be recognized over a weighted average period of 2.1 years.

Non-Operating Income. Non-operating income for the three months ended March 31, 2008 was $215,000 compared to $231,000 for the three months ended March 31, 2007. The $16,000 decrease for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 is primarily due to lower fund balances available for investment, offset by a $169,000 reduction in interest expense incurred on long-term debt.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from our collaborative partners and, more recently, sales of BiDil. As of March 31, 2008, we have received net proceeds of $321.2 million from the issuance of equity securities, including net proceeds of $18.2 million from our registered direct offering in May 2007.

At March 31, 2008, we had $21.2 million in cash, cash equivalents and short-term marketable securities, which excludes $1.6 million of auction rate securities classified as long-term marketable securities due to liquidity constraints.

During the three months ended March 31, 2008, operating activities used cash of $7.0 million, primarily due to a net loss of $5.2 million and decreases in accounts payable and accrued expenses of $4.5 million, offset by an increase in accrued restructuring charges of $1.3 million, and stock-based compensation expense of $0.9 million.

During the three months ended March 31, 2008, investing activities provided cash of $10.8 million primarily due to net sales of marketable securities.

During the three months ended March 31, 2008, financing activities used cash of $1.6 million due to $1.8 million in long-term debt payments, offset by $0.3 million in proceeds from employee stock plans.

On June 28, 2005, we borrowed (i) $10.0 million from Oxford Finance Corporation, or Oxford, and (ii) $10.0 million from General Electric Capital Corporation, or GECC, pursuant to the terms of promissory notes made by us with both Oxford and GECC, respectively. The notes bear interest at a fixed rate of 9.95% per annum and are payable in 36 consecutive monthly installments of principal and accrued interest, beginning July 1, 2005. The notes are secured by a security interest in all our personal property and fixtures with the exception of any intellectual property or products acquired, whether by purchase, license or otherwise, on or after the execution of the notes. The agreements that we entered into with each of Oxford and GECC in connection with the notes also contain a material adverse change clause with both Oxford and GECC. Under this clause, if Oxford or GECC reasonably determine that our ability to repay the notes has been materially impaired, we would be considered in default. As of March 31, 2008, we were in compliance with this clause and $1.9 million of principal remained outstanding and unpaid. We expect that the promissory notes will be fully paid by June 30, 2008.

As of March 31, 2008, the marketable securities held by us have maturity dates that range from 2008 to 2045.

As of March 31, 2008, we held approximately $5.0 million of auction rate securities. These auction rate securities are comprised of approximately $2.2 million of securities backed by municipalities, $2.5 million of preferred stock issued by closed-end funds and a $0.3 million security issued by a government-backed student loan organization. Auction rate securities are securities that are structured to allow for short-term interest rate resets, but with contractual maturity dates that can be well in excess of ten years. Auctions have historically provided a liquid market for these securities. However, beginning in February 2008, the majority of auction rate securities in the marketplace failed at auction due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these securities resetting to predetermined rates within the underlying loan agreement, which might be higher or lower than the current market rate of interest. Our ability to liquidate our auction rate securities and fully recover the carrying value of our investments in the near term may be limited or not exist. In the event that we need to access our investments in these auction rate securities, we will not be able to do so until a future auction of these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, or the securities mature, which could be in as many as 37 years. As a result of these factors, we may be required to record impairment charges on these investments from time to time and, as discussed below, recorded an impairment charge in the amount of $16,000 for the three months ended March 31, 2008 for certain of these investments.

As of March 31, 2008, approximately $3.4 million of our auction rate securities are classified as short-term marketable securities because management has determined that these securities may be liquidated within one year based on management’s experience with liquidating other similar auction rate securities, discussions with investment advisors knowledgeable of the auction rate securities market, the nature of the securities (which are primarily backed by various municipalities), and redemptions and calls subsequent to March 31, 2008. As of March 31, 2008, we reclassified $1.6 million of auction rate securities from short-term to long-term marketable securities, reflecting management’s determination that these securities may not be liquidated within one year due to the auction failures described above. Subsequent to March 31, 2008, we have sold $1.5 million of our auction rate securities at par. We have not experienced any realized losses on sales of auction rate securities in 2008.

We have recorded an other-than-temporary impairment of $16,000 on our government-backed student loan auction rate security. We believe that the municipality-backed securities and preferred stock issued by closed end funds are not significantly impaired, primarily due to our experience of selling such securities at par since the recent auction failures began, the redemption or calls of similar securities by their issuers at par since the auction failures began, redemptions and calls subsequent to March 31, 2008, and the credit worthiness of the issuers of the underlying securities.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2008, and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than five years
Long term debt	$1,919,000	$1,919,000	$—	$—	$—
Operating lease	2,596,000	545,000	1,149,000	902,000	—
Purchase obligations (1)	425,000	425,000	—	—	—
License milestones(2)	—	—	—	—	—
Total	$4,940,000	$2,889,000	$1,149,000	$902,000	$—

(1)  In January of 2008, we placed a binding purchase order totaling $324,000 with Schwarz Pharma for production of BiDil finished goods during the second quarter of 2008. In November 2007, we placed a binding purchase order for $101,000 for the purchase of raw materials from Flavine International, Inc., the U.S. representative of Sumitomo Corp., for delivery during the second quarter of 2008.

 (2)  On February 9, 2007, we entered into a License Agreement with Elan, pursuant to which we may be obligated to pay certain milestone payments in the aggregate amount of $2.5 million, of which $250,000 was paid in the first quarter of 2007. We are uncertain as to the timing of any future payments pursuant to the terms of the License Agreement.

In January 2008, we ceased actively promoting sales of BiDil, which is our only significant source of revenue. We intend to continue incurring costs related to supporting ongoing prescriptions for BiDil, and we also expect to incur additional expenses relating to the ongoing development of BiDil XR. We believe that our existing sources of liquidity and the cash expected to be generated from future sales of BiDil, together with the significant reduction in expenditures as a result of our January 2008 restructuring, will be sufficient to fund our operations for at least the next twelve months. However, our future capital requirements, and the period in which we expect our current cash to support our operations, may vary due to a number of factors, including the following:

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue and related reserves, the net realizable value of inventory, accrued expenses and the factors used to determine the fair value assigned to our stock options. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no material changes in our judgments or estimates during the first quarter of 2008. For a detailed explanation of the judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2007, which is on file with the Securities and Exchange Commission, or SEC.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate and U.S. government-related securities, directly or through managed funds, with maturities of two years or less. In addition, we hold auction rate securities that reset monthly. However, the maturities of these securities at March 31, 2008 range from 2008 to 2045. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2008, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

As of March 31, 2008, the marketable securities held by us have maturity dates that range from 2008 to 2045.

As of March 31, 2008, we held approximately $5.0 million of auction rate securities. These auction rate securities are comprised of approximately $2.2 million of securities backed by municipalities, $2.5 million of preferred stock issued by closed-end funds and a $0.3 million security issued by a government-backed student loan organization. Auctions have historically provided a liquid market for these securities. However, beginning in February 2008, the majority of auction rate securities in the marketplace failed at auction due to sell orders exceeding buy orders. Our ability to liquidate our auction rate securities and fully recover the carrying value of our investments in the near term may be limited or not exist. In the event that we need to access our investments in these auction rate securities, we will not be able to do so until a future auction of these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, or the securities mature, which could be in as many as 37 years. As a result of these factors, we may be required to record impairment charges on these investments from time to time and, as discussed below, recorded an impairment charge in the amount of $16,000 for the three months ended March 31, 2008 for certain of these investments.

As of March 31, 2008, approximately $3.4 million of our auction rate securities are classified as short-term marketable securities because management has determined that these securities may be liquidated within one year based on management’s experience with liquidating other similar auction rate securities, discussions with investment advisors knowledgeable of the auction rate securities market, the nature of the securities (which are primarily backed by various municipalities), and redemptions and calls subsequent to March 31, 2008. As of March 31, 2008, we reclassified $1.6 million of auction rate securities from short-term to long-term marketable securities, reflecting management’s determination that these securities may not be liquidated within one year due to the auction failures described above. Subsequent to March 31, 2008, we have sold $1.5 million of our auction rate securities at par. We have not experienced any realized losses on sales of auction rate securities in 2008.

We have recorded an other-than-temporary impairment of $16,000 on our government-backed student loan auction rate security. We believe that the municipality-backed securities and preferred stock issued by closed end funds are not significantly impaired, primarily due to our experience of selling such securities at par since the recent auction failures began, the redemption or calls of similar securities by their issuers at par since the auction failures began, redemptions and calls subsequent to March 31, 2008, and the credit worthiness of the issuers of the underlying securities.

Item 4.   Controls and Procedures

Our chief executive officer and interim chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this Quarterly Report on Form 10-Q, in evaluating NitroMed and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected.

The following risk factors restate and supersede the risk factors previously disclosed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2007.

Risks Relating to our Business, Strategy and Financial Condition

We have recently discontinued active promotional activities related to our only commercially-available product, BiDil, which could significantly adversely affect our future revenue and our ability to continue to fund our operations.

Based upon our determination that the successful commercialization of BiDil requires a magnitude of resources that we cannot currently allocate to the program, as well as our plans to conserve cash in order to pursue the development of BiDil XR, in January 2008 we discontinued active promotional activities for BiDil. We concurrently implemented a restructuring plan that eliminated approximately 80 positions, reducing headcount to approximately 10 positions. Although we have discontinued our promotional activities for BiDil, we intend to continue to manufacture and sell BiDil and maintain the product on the market for patients through normal wholesale and retail channels. We also plan to conduct limited advertising in select medical publications, and may engage a third-party marketing firm to contact healthcare professionals on our behalf, in each case in an effort to maintain a limited market presence for BiDil.

We expect to incur operating expenses going forward primarily related to our continued development of BiDil XR and to keeping BiDil available on the market. We expect to fund a substantial portion of these operating expenses through ongoing BiDil sales. We expect that the elimination of our sales force and discontinuation of our active promotional efforts related to BiDil could result in a decline in BiDil prescriptions by healthcare providers and could also adversely affect third party payors’ willingness to provide reimbursement at favorable levels. If physicians do not continue to prescribe BiDil in sufficient quantities, and/or if managed care providers remove BiDil from a preferential reimbursement tier on their plan formularies, then our future revenue from sales of BiDil will decline significantly, and we may not generate sufficient capital to fund our continued operations, including with respect to our planned development of BiDil XR.

We are evaluating strategic alternatives that may involve the divestiture of some or all of our business. If we are unable to successfully consummate one or more of such strategic alternatives, we may not have sufficient capital to fund our business and may be required to substantially curtail or cease our operations.

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

We have a history of operating losses and we will require substantial additional amounts of cash to fund our operating plan, including our plans to support any continued sales of BiDil and to seek to develop and commercialize BiDil XR. If additional capital is not available, we will need to limit, scale back or cease our operations.

We have experienced significant operating losses since our inception in 1992. For the quarter ended March 31, 2008, we had a net loss of $5.2 million. As of March 31, 2008, we had an accumulated deficit of $350.6 million. We expect that we will continue to incur substantial losses and that our cumulative losses will increase as we continue our efforts to develop BiDil XR and support ongoing prescriptions for BiDil. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial.

In January 2008, we ceased actively promoting sales of BiDil, which is our only significant source of revenue. We intend to continue incurring costs relating to supporting ongoing BiDil prescriptions, and we also expect to incur additional expenses relating to the ongoing development of BiDil XR. We believe that our existing sources of liquidity and the cash expected to be generated from future sales of BiDil, together with the significant reduction in expenditures as a result of our January 2008 restructuring, will be sufficient to fund our operations for at least the next twelve months. However, our future capital requirements, and the period in which we expect our current cash to support our operations, may vary due to a number of factors, including the following:

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

A significant portion of our investment portfolio is invested in auction rate securities which have faced recent market failures. Failures in these auctions may affect our liquidity.

As of March 31, 2008, we held approximately $5.0 million of investments in auction rate securities. These securities are structured to allow for short-term interest rate resets, but with contractual maturity dates that can be well in excess of ten years. Auctions have historically provided a liquid market for these securities. However, beginning in early February 2008, the majority of auction rate securities in the marketplace failed at auction due to sell orders exceeding buy orders. Our ability to liquidate our auction rate securities and fully recover the carrying value of our investment in the near term may be limited or not exist. In the event that we need to access our investments in these types of securities, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, or the securities mature, which could be in as many as 37 years. As of March 31, 2008, we reclassified $1.6 million of our total amount of auction rate securities from short-term to long-term marketable securities, and we recorded an other-than-temporary impairment of $16,000 on a government-backed student loan auction rate security, reflecting management’s determination that these securities may not be liquidated within one year due to the auction failures described above. In the future, should we experience additional auction failures and/or determine that these auction rate securities have experienced other than temporary declines in fair value, we would recognize a loss in our statement of operations, which could be material. In addition, any future failed auctions may adversely impact the liquidity of our investments.

If we fail to maintain the requirements for continued listing on the NASDAQ Global Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed for quotation on the NASDAQ Global Market. We are required to meet specified financial requirements in order to maintain our listing on the NASDAQ Global Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. During the first quarter of 2008, our common stock closed at prices below the minimum bid price requirement, and in February 2008 we received a deficiency notice from NASDAQ. Although we regained compliance with NASDAQ’s minimum bid price rule in March 2008, if the closing bid price of our stock price falls below $1.00 per share for 30 consecutive business days, we will again receive a deficiency notice from NASDAQ advising us that we have 180 days to regain compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum closing bid price exceed $1.00 for more than ten consecutive days before determining that a company complies with its continued listing standards. If in the future we fail to satisfy the NASDAQ Global Market’s continued listing requirements, our common stock could be delisted from the NASDAQ Global Market, in which case we may transfer to the NASDAQ Capital Market, which generally has lower financial requirements for initial listing or, if we fail to meet its listing requirements, the OTC Bulletin Board. There are many factors that may adversely affect our minimum bid price, including those described throughout this section titled “Risk Factors.” Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the minimum bid price rule in the long term. Any potential delisting of our common stock from the NASDAQ Global Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

If we do not maintain an adequate level of revenue from sales of BiDil given our lack of promotional activities, the availability of cash to fund our planned development of BiDil XR will significantly decline, our BiDil XR development efforts may not be successful and our business may fail.

Our current strategy is to continue to advance the development of BiDil XR while simultaneously seeking strategic alternatives to divest all or substantially all of our current business. We will depend upon continued sales of BiDil to fund a substantial portion of our costs and expenses to develop BiDil XR. We have recently discontinued active promotional efforts related to BiDil, and we intend only to expend the resources necessary to maintain BiDil on the market for patients through normal wholesale and retail channels. As a result of our lack of promotional efforts for BiDil, sales of BiDil may decline rapidly. Our inability to successfully generate further revenue from BiDil sales will adversely affect our ability to seek to advance the development of BiDil XR, in which case we may be required to further curtail or cease our operations.

Factors that we believe may materially adversely affect continued sales of BiDil, and may also affect sales of BiDil XR, if it is successfully developed and commercialized, include:

•                  the discontinuation of our active promotional efforts related to BiDil as a result of our January 2008 restructuring plan;

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

We rely on a single supplier for one of the two active ingredients in BiDil, and the loss of this supplier could prevent or interrupt the sale of BiDil, which would materially harm our business.

We rely on Sumitomo Corp. for our supply of hydralazine hydrochloride, one of the two active ingredients in BiDil. Sumitomo is currently the only supplier which is qualified to provide hydralazine hydrochloride for the manufacture of BiDil. We do not have any agreement with Sumitomo regarding the supply of hydralazine hydrochloride. If Sumitomo stops manufacturing or is unable to manufacture hydralazine hydrochloride, or if we are unable to procure hydralazine hydrochloride from Sumitomo on commercially favorable terms, we will need to identify, qualify, and obtain FDA approval of a New Drug Application, or NDA, supplement for an alternative manufacturer/supplier of hydralazine hydrochloride. If we are unable or delayed in doing this, we may be unable to continue to sell BiDil on commercially viable terms, if at all, or the supply of BiDil may be interrupted. Furthermore, because Sumitomo is currently the sole qualified supplier of hydralazine hydrochloride for the manufacture of BiDil, Sumitomo exercises control over the price of hydralazine hydrochloride that we purchase. Any increase in the price for hydralazine hydrochloride may reduce our gross margins and adversely affect our ability to sell BiDil at a favorable price, unless an alternative manufacturer/supplier can be identified and qualified, a NDA supplement for the use of this manufacturer/supplier can be approved by the FDA, and a favorable price can be negotiated.

BiDil is subject to ongoing regulatory review and oversight. If we fail to comply with continuing United States regulations, we could lose our approval to market BiDil and our business would be seriously harmed.

Even after approval, any products we develop are subject to ongoing regulatory review and restrictions, including the review of new clinical results and other post-marketing data. The FDA can propose to withdraw approval or place additional restrictions on indications for which we can market the product or the manner in which we may distribute the product if new clinical data or experience shows that a product is not safe for use under the approved conditions of use. In addition, we are required to report any serious and unexpected adverse experiences and certain quality problems with BiDil and make other periodic reports to the FDA.

The marketing claims we are permitted to make in labeling or advertising regarding our marketed products must comply with FDA laws and regulations and are limited to those specified in any FDA approval. Although we are not actively marketing BiDil, we could face liability for our previous marketing activities if the FDA believes that we have promoted our products for unapproved indications or otherwise failed to comply with the FDA’s promotional labeling or advertising regulations, or guidelines regarding company support for continuing medical education. Based on such allegations, the FDA could issue an untitled letter or warning letter, or take other enforcement action including seizure of allegedly violative product, injunctions or civil or criminal prosecution against us and our officers or employees. In addition, the Department of Justice enforces laws prohibiting kickbacks to healthcare providers and false claims in connection with government-funded reimbursement programs for drug purchases, such as Medicare and Medicaid, and any prior off-label marketing of BiDil could subject us to civil or criminal prosecution, for which the government could seek to recover substantial monetary penalties, the imposition of restrictions on our marketing activities, and the exclusion of BiDil from eligibility for government reimbursement programs.

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

We currently rely on a third party contract research organization to conduct our clinical trials of BiDil XR, and we rely on other third party entities to conduct certain testing activities related to these clinical trials. These third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such trials.

We do not independently conduct clinical trials for BiDil XR. We rely on a third party contract research organization to enroll qualified patients and conduct our clinical trials of BiDil XR. In addition, we rely on other third party entities to conduct testing activities related to these clinical trials. Our reliance on these third parties for clinical development activities reduces our control over these activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, any of these third parties may also have relationships with other entities, some of which may be our competitors. If any of these third party entities fail to successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials and related testing in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for BiDil XR and will not be able to, or may be delayed in our efforts to, successfully commercialize BiDil XR.

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

Securing FDA approval may require the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Our future product, BiDil XR, may not be effective, may be only moderately effective or may prove to have undesirable side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

•                  future reductions in marketing or sales efforts or a suspension of marketing or sales of our products by our licensing partners would reduce our revenues, which could be based on a percentage of net sales by the licensee;

•                  our future licensing partners may terminate their agreements with us, which could make it difficult for us to attract new licensees or adversely affect how we are perceived in the business and financial communities; and

•                  our future licensing partners may pursue higher-priority programs or change the focus of their development programs, which could affect a licensee’s commitment to us.

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

A third party may sue us or our potential strategic partners for infringing on its patent rights. Likewise, we or our potential strategic partners may need to resort to litigation to enforce a patent issued to us or to seek a declaratory judgment on the scope and validity of third-party proprietary rights. The cost to us or our potential strategic partners of any litigation or other proceedings relating to intellectual property rights, even if resolved in our or our partner’s favor, could be substantial, and the litigation would divert management’s efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, our strategy of providing nitric oxide-enhancing versions of existing products could lead to more patent litigation due to the fact that the markets for these existing products are very large and competitive. Uncertainties resulting from litigation could limit our ability to continue our operations.

If a third party is able to successfully claim that the development or use by us or our potential strategic partners of proprietary technologies infringes upon their intellectual property rights, we or our potential strategic partners might be forced to pay damages, potentially including treble damages, if we or our potential strategic partners are found to have willfully infringed on such parties’ patent rights. In addition to any damages we or our potential strategic partners might have to pay, a court could require us or our potential strategic partners to stop the infringing activity or obtain a license on terms that are unfavorable to us. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we or our potential strategic partners fail to obtain a required license or are unable to design around a patent, we or our potential strategic partners may be unable to effectively market some of our technology and product candidates, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating sufficient revenue to sustain our operations.

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

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other biopharmaceutical companies, has been and may continue to be highly volatile. During the period from January 1, 2006 to May 2, 2008, our stock price has ranged from a low of $0.80 per share on January 22, 2008 to a high of $14.90 per share on January 9, 2006. The following factors, among others, may affect the price of our common stock:

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

As of May 2, 2008, our directors and executive officers, together with their affiliates, owned, in the aggregate, approximately 33% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 2, 2008, there were 46,098,901 shares of common stock outstanding. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options and restricted stock awards. The sale of the common stock underlying these options and pursuant to these restricted stock awards after such time as the options and restricted stock awards have vested and become exercisable or free from forfeiture, as the case may be, could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning the purchase of our equity securities by us during the first quarter of 2008:

Period	Total Number of Shares Purchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	38,107	$0.92	—	—
February 1, 2008 – February 29, 2008	6,679	$0.94	—	—
March 1, 2008 – March 31, 2008	33,036	$1.17	—	—
Total	77,822		—	—

(1)  The amount listed in this column represents shares of common stock surrendered by certain employees to us in satisfaction of tax withholding obligations incurred upon the lapse of restrictions on shares of common stock during the period in accordance with the terms of restricted stock agreements previously entered into between us and certain employees.

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
Kenneth M. Bate
President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)
Date: May 7, 2008

EXHIBIT INDEX

Exhibit Number	Description
10.1

Retention Agreement, dated as of January 15, 2008, between NitroMed, Inc. and Kenneth M. Bate, filed as an exhibit to NitroMed’s Current Report on Form 8-K (File No. 000-50439) filed on January 17, 2008 and incorporated herein by reference.

10.2

Retention Agreement, dated as of January 15, 2008, between NitroMed, Inc. and James G. Ham, III, filed as an exhibit to NitroMed’s Current Report on Form 8-K (File No. 000-50439) filed on January 17, 2008 and incorporated herein by reference.

10.3

Retention and Separation Agreement, dated as of January 17, 2008, between NitroMed, Inc. and Jane A. Kramer, filed as an exhibit to NitroMed’s Current Report on Form 8-K (File No. 000-50439) filed on January 17, 2008 and incorporated herein by reference.

10.4

Separation Agreement, dated as of February 21, 2008, between NitroMed, Inc. and Gerald Bruce, filed as an exhibit to NitroMed’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-50439) filed on March 6, 2008 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.