Form 10-Q
period 2008-06-30
NITROMED INC
filed 2008-08-05
CIK 927829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

As of July 31, 2008, the registrant had 46,086,825 shares of Common Stock, $0.01 par value per share, outstanding.

NITROMED, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

NITROMED, INC.
CONDENSED BALANCE SHEETS

(in thousands, except par value amounts)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$11,904	$8,167
Short-term marketable securities	6,849	23,233
Accounts receivable	1,796	1,929
Inventories	1,535	1,401
Prepaid expenses and other current assets	193	334
Total current assets	22,277	35,064
Property and equipment, net	167	312
Long-term marketable securities	1,598	—
Restricted cash	—	191

Total assets	$24,042	$35,567

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,132	$3,235
Accrued expenses	3,616	6,379
Accrued restructuring	137	—
Current portion of long-term debt	—	3,728

Total current liabilities	4,885	13,342

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 65,000 shares authorized; 46,042 and 45,381 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	460	454
Additional paid-in capital	368,264	367,125
Accumulated deficit	(349,584)	(345,382)
Accumulated other comprehensive income	17	28
Total stockholders’ equity	19,157	22,225
Total liabilities and stockholders’ equity	$24,042	$35,567

See accompanying notes.

NITROMED, INC.
CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Product sales	$3,831	$3,715	$7,764	$7,283

Cost and operating expenses:
Cost of product sales	536	637	1,515	1,591
Research and development (1)	509	2,931	2,139	5,938
Sales, general and administrative (1)	1,906	6,634	5,904	15,582
Restructuring charge	—	—	2,725	1,004
Total cost and operating expenses	2,951	10,202	12,283	24,115
Income (loss) from operations	880	(6,487)	(4,519)	(16,832)
Non-operating income:
Interest expense	(18)	(195)	(86)	(433)
Interest income	156	446	455	915
Other expense	(36)	—	(52)	—
Total non-operating income	102	251	317	482

Net income (loss)	$982	$(6,236)	$(4,202)	$(16,350)

Basic and diluted net income (loss) per common share	$0.02	$(0.16)	$(0.09)	$(0.42)
Weighted average shares outstanding:
Basic	46,029	40,100	45,910	38,689
Diluted	46,033	40,100	45,910	38,689

(1) Includes stock-based compensation expense as follows:

Research and development	$(179)	$561	$93	$1,085
Sales, general and administrative	$127	$869	$789	$2,316

See accompanying notes.

NITROMED, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(4,202)	$(16,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59	209
Non-cash restructuring charge	72	—
Stock-based compensation expense	882	3,401
Impairment charge on auction rate securities	52	—
Changes in operating assets and liabilities:
Accounts receivable	133	2
Inventories	(134)	(140)
Prepaid expenses and other current assets	141	(83)
Deferred revenue	—	(206)
Accounts payable and accrued expenses	(4,866)	(501)
Accrued restructuring charge	137	(299)
Net cash used in operating activities	(7,726)	(13,967)
Investing activities
Purchase of property and equipment	—	(144)
Proceeds from sale of equipment	14	528
Sales of marketable securities	23,284	30,871
Purchases of marketable securities	(8,561)	(37,250)
Other assets	191	612
Net cash provided by investing activities	14,928	(5,383)
Financing activities
Net proceeds from sale of common stock	—	18,283
Principal payments on long-term debt	(3,728)	(3,376)
Proceeds from employee stock plans	263	341
Net cash used in financing activities	(3,465)	15,248
Net change in cash and cash equivalents	3,737	(4,102)
Cash and cash equivalents at beginning of period	8,167	21,074
Cash and cash equivalents at end of period	$11,904	$16,972

See accompanying notes.

NITROMED, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2008

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

NitroMed is the maker of BiDil®. Since its inception, the Company has funded its operations mainly through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from its collaborative partners, and more recently, sales of BiDil. In June 2005, the U.S. Food and Drug Administration (“FDA”) approved BiDil for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapies. BiDil is an orally administered fixed-dose combination of isosorbide dinitrate and hydralazine hydrochloride. The Company commercially launched BiDil in July 2005, and has since generated approximately $39.6 million in product sales, including product sales of $3.8 million during the second quarter of 2008.

Based upon the Company’s determination that the successful commercialization of BiDil requires a magnitude of resources that it cannot currently allocate to the program, as well as the Company’s plans to conserve cash in order to pursue the development of an extended release formulation of BiDil, known as BiDil XR™, in January 2008 the Company discontinued active promotional efforts related to BiDil. The Company concurrently implemented a restructuring plan in which the Company immediately and significantly reduced its workforce. The Company is evaluating strategic alternatives to divest its current business in whole or in part in an effort to maximize the value of its operations and product development programs for its shareholders. The Company has engaged an investment bank to advise it in considering these potential strategic alternatives, which may include the sale, license or divestiture of certain of its assets, including its BiDil business, the assets relating to BiDil XR, and/or its nitric oxide technologies, the sale or merger of the Company, or other similar strategic transactions.

Although the Company has discontinued active promotional efforts related to BiDil, the Company continues to manufacture and sell BiDil and maintain the product on the market for patients through normal wholesale and retail channels. The Company is also conducting limited advertising in select medical publications, and utilizes a third-party marketing firm to contact healthcare professionals on the Company’s behalf, in each case in an effort to maintain a limited market presence for BiDil. The Company also expects to incur additional expenses related to the ongoing development of BiDil XR. If and for so long as the Company continues its current business and operations, the Company will require substantial additional funds, which it expects to generate through a combination of BiDil sales and one or more strategic transactions. The Company may not be able to successfully consummate a strategic transaction, and additional financing may not be available to the Company on acceptable terms, if at all. If the Company is unable to obtain funding on a timely basis, whether through a strategic divestiture, financing or borrowing arrangements or other capital-raising transaction, the Company may not be able to support continued prescriptions for BiDil, may be compelled to significantly curtail or delay its development efforts with respect to BiDil XR, and the Company could also be required to limit, scale back or cease its operations. Currently, the Company believes that its existing sources of liquidity and the cash expected to be generated from future sales of BiDil, together with the significant reduction in expenditures as a result of its January 2008 restructuring, will be sufficient to fund the Company’s operations for at least the next twelve months.

(2)           Revenue Recognition

The Company’s principal source of revenue is the sale of BiDil, which the Company began shipping in July of 2005.

Product Sales/Deferred Revenue. The Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and recognizes revenue from product sales upon delivery of product to wholesalers or pharmacies, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesalers and pharmacies, and collectibility of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, the Company defers the recognition of revenue until such time as the risk of loss has passed. In addition, the Company evaluates the level of shipments to wholesalers and pharmacies on a quarterly basis compared to the estimated level of inventory in the sales channel, remaining shelf life of the product shipped, weekly prescription data and quarterly forecasted sales.

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

Product Returns. Consistent with industry practice, the Company offers contractual return rights that allow customers to return product only during the period that is six months prior to, and twelve months after product expiration. During the first quarter of 2008, BiDil’s shelf life for newly produced commercial product was increased to 36 months from the date of manufacture. Factors that are considered in the Company’s estimate of future product returns include an analysis of the amount of product in the wholesaler and pharmacy channels, discussions with key wholesalers and other customers regarding inventory levels and shipment trends, review of consumer consumption data, and the remaining time to expiration of the Company’s product. At June 30, 2008 and December 31, 2007, the Company’s product return reserve was $0.9 million and $0.9 million, respectively. For the three months ended June 30, 2008 and 2007, the Company recorded a reduction to revenue for product returns of $0.3 million and $0.3 million, respectively. For the six months ended June 30, 2008 and 2007, the Company recorded a reduction to revenue for product returns of $0.7 million and $0.6 million, respectively.  The return rate and associated reserve are evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. In developing a reasonable estimate for the reserve for product returns, the Company considers the factors in paragraph 8 of Statement of Financial Accounting Standards No. 48, Revenue Recognition When a Right of Return Exists. Based on the factors noted above, the Company believes its estimate of product returns is reasonable, and changes, if any, from this estimate would not have a material impact to the Company’s financial statements.

Sales Discounts, Rebates and Allowances. Sales discounts, rebates and contractual allowances result primarily from sales under contracts with healthcare providers, wholesalers, Medicare and Medicaid programs and other governmental agencies. The Company estimates sales discounts, rebates and contractual allowances by considering the following factors: current contract prices, terms, sales volume, estimated customer and wholesaler inventory levels and current average rebate rates. For the three month periods ended June 30, 2008 and 2007, the Company recorded sales discounts, rebates and other allowances of $1.6 million and $1.4 million, respectively. For the six month periods ended June 30, 2008 and 2007, the Company recorded sales discounts, rebates and other allowances of $3.0 million and $2.5 million, respectively.

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

The following tables set forth by level within the fair value hierarchy a summary of the fair market value of available-for-sale securities classified as cash equivalents and marketable securities the Company held at June 30, 2008:

June 30, 2008	Level 1	Level 2	Level 3	Total
Cash equivalent available-for-sale investments	$10,458	$—	$—	$10,458
Auction rate securities	$—	$675	$—	$675
Corporate securities	—	6,174	—	6,174
Total short-term marketable securities	$—	$6,849	$—	$6,849
Long-term marketable securities (1)	$—	$—	$1,598	$1,598

(1)  The Company has recorded impairment charges of $52,000 for the six months ended June 30, 2008 related to these securities.

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Auction Rate Securities
Balance at January 1, 2008	$—
Transfers to Level 3	1,650
Unrealized loss reported in statement of operations	(52)
Balance at June 30, 2008	$1,598

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

As of June 30, 2008, all marketable securities held by the Company have maturity dates that range from 2008 to 2045.

As of June 30, 2008, the Company held approximately $2.3 million of auction rate securities. These auction rate securities are comprised of approximately $0.7 million of securities backed by municipalities, approximately $1.3 million of preferred stock issued by closed-end funds and a $0.3 million security issued by a government-backed student loan organization. Auction rate securities are securities that are structured to allow for short-term interest rate resets, but with contractual maturity dates that can be well in excess of ten years. Auctions have historically provided a liquid market for these securities. However, beginning in February 2008, the majority of auction rate securities in the marketplace failed at auction due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these securities resetting to predetermined rates within the underlying loan agreement, which might be higher or lower than the current market rate of interest. The Company’s ability to liquidate its auction rate securities and fully recover the carrying value of its investments in the near term may be limited or not exist. In the event that the Company needs to access its investments in these auction rate securities, the Company will not be able to do so until a future auction of these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, or the securities mature, which could be in as many as 37 years. As a result of these factors, the Company may be required to record additional impairment charges on these investments from time to time, as discussed below.  For the three and six month periods ended June 30, 2008, the Company recorded impairment charges of $36,000 and $52,000, respectively.

As of June 30, 2008, approximately $0.7 million of the Company’s auction rate securities are classified as short-term marketable securities because management has determined that these securities may be liquidated within one year based on management’s experience with liquidating other similar auction rate securities, discussions with investment advisors knowledgeable of the auction rate securities market, the nature of the securities (which are primarily backed by various municipalities), and redemptions and calls subsequent to June 30, 2008. During the first quarter of 2008, the Company reclassified approximately $1.6 million of auction rate securities from short-term to long-term marketable securities, reflecting management’s determination that these securities may not be liquidated within one year due to the auction failures described above. The Company has not experienced any realized losses on sales of auction rate securities in 2008.

For the six months ended June 30, 2008, the Company has recorded an other-than-temporary impairment of $16,000 on its government-backed student loan auction rate security and an other-than-temporary impairment of $36,000 on a preferred stock closed end fund. The Company believes that the municipality-backed securities are not significantly impaired, primarily due to its experience of selling such securities at par since the recent auction failures began, the redemption or calls of similar securities by their issuers at par since the auction failures began, redemptions and calls subsequent to June 30, 2008, and the credit worthiness of the issuers of the underlying securities.

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

(4)           Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$144	$349
Finished goods	1,391	1,052
Total	$1,535	$1,401

On a quarterly basis, the Company analyzes its current inventory levels and future irrevocable inventory purchase commitments and writes down inventory that has become un-saleable or has a cost basis in excess of its expected net realizable value. In addition, the Company evaluates its future irrevocable inventory purchase commitments compared to forecasted product sales, the current level of inventory and its related product dating. For the three month period ended June 30, 2008, the Company did not record an inventory impairment charge. For the three month period ended June 30, 2007, the Company recorded an inventory impairment charge of $161,000. For the six month periods ended June 30, 2008 and 2007, the Company recorded inventory impairment charges of $347,000 and $545,000, respectively.

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

In March and April 2007, the Company entered into restricted stock agreements with certain executive officers and employees of the Company, pursuant to which these individuals were granted an aggregate of 734,790 shares of the Company’s common stock under the Company’s Amended and Restated 2003 Stock Incentive Plan (the “2003 Plan”), which are subject to forfeiture to the Company prior to vesting under certain circumstances, including voluntary separation or termination of employment for cause. The forfeiture provision lapses as follows: 25% of the shares are no longer subject to forfeiture to the Company, or “vest,” on the date that is six months after the grant date; 25% vest on the first anniversary of the grant date; and 50% vest on the second anniversary of the grant date. Upon a change in control of the Company or upon termination of the employee’s employment without cause, all unvested restricted shares shall immediately vest in full. The Company recognized $64,000 and $263,000 of stock-based compensation expense related to this restricted common stock for the three month periods ended June 30, 2008 and 2007, respectively. The Company recognized $938,000 and $317,000 of stock-based compensation expense related to this restricted common stock for the six month periods ended June 30, 2008 and 2007, respectively.  Included in the expense for the six months ended June 30, 2008 is $770,000 of expense for accelerated vesting related to involuntary terminations in connection with the Company’s January 2008 restructuring.  On the accompanying balance sheets, the number of shares of the Company’s common stock outstanding as of June 30, 2008 does not include 45,025 shares of unvested restricted common stock.

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Information pertaining to stock options and related assumptions is noted in the following table:

	Six Months Ended June 30,
	2008	2007
Options granted (in thousands)	385	822
Weighted-average exercise price of stock options	$1.01	$2.69
Weighted-average grant date fair-value of stock options	$0.67	$1.63
Assumptions:
Volatility	76%	76%
Risk-free interest rate	3.1%	4.8%
Expected life (years)	5.5	5.0
Dividend	None	None

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

The Company is using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 5.6% to all unvested options as of June 30, 2008. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

A summary of option activity under the Company’s 2003 Plan as of June 30, 2008 and changes during the six month period then ended is presented below (in thousands, except weighted average data):

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007	4,748	$6.28
Granted	385	$1.01
Exercised	(102)	$0.72
Forfeited/Cancelled	(1,510)	$5.99
Outstanding at June 30, 2008	3,521	$5.99	5.57	$13
Vested or expected to vest at June 30, 2008	3,425	$6.07	5.48	$12
Exercisable at June 30, 2008	2,560	$6.95	4.40	$3

During the six months ended June 30, 2008 and 2007, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $26,000 and $526,000, respectively, and the total amount of cash received from exercise of these options was $73,000 and $311,000, respectively. The total grant-date fair value of stock options that vested during the six months ended June 30, 2008 and 2007 was approximately $1.8 million and $3.2 million, respectively.

As of June 30, 2008, there was $2.7 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 2.1 years.

A summary of the Company’s restricted stock award activity as of June 30, 2008 and changes during the six-month period then ended is presented below:

	Restricted Shares Outstanding	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
Non-vested shares outstanding at December 31, 2007	452	$3.22
Awards granted	—	$—
Restrictions lapsed	313	$3.22
Awards forfeited	94	$3.22
Non-vested shares outstanding at June 30, 2008	45	$3.22

As of June 30, 2008, there was $103,000 of total unrecognized compensation cost related to unvested restricted shares. The remaining compensation cost is expected to be recognized over the remaining vesting term of less than a year.

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

In the first quarter of 2008, the Company recorded restructuring charges of $2.7 million, which was comprised of severance benefits of $2.6 million and impairment charges of $0.1 million for disposed computer equipment. The severance benefits were recorded in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits for contractual termination benefits for certain executives and SFAS 146 for one-time termination benefits for the remainder of employees terminated. In conjunction with the January 2008 restructuring, the Company eliminated approximately 80 positions and discontinued active promotional activities related to BiDil.

The following table summarizes the activity as of June 30, 2008 related to the January 2008 restructuring plan:

	Charge	Cash Payments and Write-offs	Accrued at June 30, 2008
Workforce reduction	$2,653	$(2,516)	$137
Impairment	72	(72)	—
Total	$2,725	$(2,588)	$137

(7)                                 Accumulated Other Comprehensive Income/(Loss)

The Company presents comprehensive income/(loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income is comprised of net income/(loss) and unrealized gains and losses on available-for-sale marketable securities. For the three months ended June 30, 2008 and 2007, total comprehensive income/(loss) equaled $949,000 and ($6,228,000), respectively. For the six months ended June 30, 2008 and 2007, total comprehensive income/(loss) equaled ($4,214,000) and ($16,334,000), respectively.

(8)                                 Income (Loss) Per Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). Basic income (loss) per share for the three and six-month periods ended June 30, 2008 and 2007 were computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method in accordance with SFAS 128. Dilutive potential common shares include outstanding stock options.

Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Weighted average common shares	46,028,722	40,099,699	45,910,238	38,689,345

Dilutive common stock options	3,832	—	—	—

Weighted average common shares, assuming dilution	46,032,554	40,099,699	45,910,238	30,689,345

For the three month period ended June 30, 2008, options to purchase 3,832 shares of the Company’s common stock were included in the calculation of diluted income per share because the Company incurred net income during this period and the exercise prices of these stock options were less than the average closing price of the Company’s common stock during the three months ended June 30, 2008. For the three month period ended June 30, 2008, options to purchase 3,516,638 shares of common stock were excluded from the calculation of diluted income per share because the exercise prices of these stock options were greater than or equal to the average closing price of the Company’s common stock during the three months ended June 30, 2008. For the six month period ended June 30, 2008, options to purchase 3,520,470 shares of the Company’s common stock were excluded from the calculation of diluted income (loss) per share because the Company incurred a net loss during the period and the effect of these options would be anti-dilutive.  In addition, 45,025 shares of restricted common stock were also excluded from the calculation of diluted income (loss) per share for the three and six month periods ended June 30, 2008 because their inclusion would be anti-dilutive.

For the three and six month periods ended June 30, 2007, options to purchase 4,827,067 shares of the Company’s common stock were excluded from the calculation of diluted income (loss) per share because the Company incurred a net loss during the period and the effect of these options would be anti-dilutive. In addition, 667,084 shares of restricted common stock were also excluded from the calculation of diluted income (loss) per share for the three and six month periods ended June 30, 2007 because their inclusion would be anti-dilutive.

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

The following table summarizes the number of trade customers that individually comprise greater than 10% of total revenues and their respective percentage of the Company’s total revenues:

	Number of
	Significant	Percentage of Total Revenues by Customer
	Customers	A	B	C
Three months ended June 30, 2008	3	39%	34%	18%
Three months ended June 30, 2007	3	36%	34%	18%
Six months ended June 30, 2008	3	38%	35%	18%
Six months ended June 30, 2007	3	36%	36%	18%

The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their respective percentage of the Company’s total accounts receivable:

	Number of
	Significant	Percentage of Total Accounts Receivable by Customer
	Customers	A	B	C
As of:
June 30, 2008	3	40%	33%	19%
December 31, 2007	3	38%	34%	17%

To date, the Company has not written off any significant accounts receivable.

(10)                          Commitments and Contingencies

In February 2005, the Company engaged Schwarz Pharma Manufacturing, Inc. under a five-year exclusive manufacturing and supply agreement solely for the three times daily immediate release dosage formulation of BiDil. Under the supply agreement, the Company has the right to engage a backup manufacturer, but to date has not elected to use this right. In connection with this supply agreement, the Company placed a binding purchase order of $216,000 for production of BiDil finished goods to occur during the third quarter of 2008.

(11)                          Sublease

In May 2008, the Company entered into an Assignment of Lease and Assumption Agreement (the “Assignment Agreement”) with Cubist Pharmaceuticals, Inc. (“Cubist”), pursuant to which the Company assigned to Cubist its lease of approximately 19,815 square feet of office space in Lexington, Massachusetts (the “Premises”).  Concurrent with the execution of the Assignment Agreement, the Company entered into a Sublease (the “Sublease”) with Cubist, pursuant to which the Company agreed to sublease approximately 4,000 square feet of the Premises.  The term of the Sublease (the “Term”) is for three months beginning on June 1, 2008.  Upon the expiration of the Term, the Company has the right to extend the Sublease, without notice, on a month-to-month basis.  Pursuant to the terms of the Sublease, the Company is obligated to pay rent to Cubist in the amount of approximately $9,200 per month in advance.

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

Since our inception, we have mainly funded our operations through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from our collaborative partners, and more recently, sales of BiDil. Although we recorded net income of $982,000 in the quarter ended June 30, 2008, we have not been profitable in any prior quarter since our inception and we may incur losses in future periods.  We have incurred an accumulated deficit of $349.6 million as of June 30, 2008.

Based upon our determination that the successful commercialization of BiDil requires a magnitude of resources that we cannot currently allocate to the program, as well as our plans to conserve cash in order to pursue the development of BiDil XR™, an extended release formulation of BiDil, in January 2008 we discontinued active promotional activities for BiDil. We concurrently implemented a restructuring plan that eliminated approximately 80 positions, reducing headcount to approximately 7 positions. Although we have discontinued active promotional efforts related to BiDil, we continue to manufacture and sell BiDil and maintain the product on the market for patients through normal wholesale and retail channels. We are also conducting limited advertising in select medical publications, and utilizing a third-party marketing firm to contact healthcare professionals on our behalf, in each case in an effort to maintain a limited market presence for BiDil. In conjunction with implementing our January 2008 restructuring plan, we intend to evaluate and pursue strategic alternatives for our business, which may include the divestiture of our BiDil and BiDil XR business and/or our nitric oxide patent portfolio, a merger or consolidation with another company, or other comparable arrangements.

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

As a result of the continued implementation of our January 2008 restructuring, we estimate that our operating expenses related to research and development and sales, general and administrative functions, excluding restructuring charges, for the year ending December 31, 2008 will be approximately $14 million to $16 million, excluding cost of product sales but including share-based compensation expense.

At June 30, 2008, our principal source of liquidity was $18.8 million of cash, cash equivalents and short-term marketable securities, which excludes $1.6 million of auction rate securities classified as long-term marketable securities due to liquidity constraints. We believe that our existing sources of liquidity and the cash expected to be generated from future sales of BiDil, together with the significant reduction in expenditures as a result of our January 2008 restructuring, will be sufficient to fund our operations for at least the next twelve months. We expect to incur operating expenses going forward primarily related to our continued development of BiDil XR and to keeping BiDil available on the market. We expect to fund a substantial portion of our operating expenses through ongoing BiDil sales. However, the elimination of our sales force and discontinuation of our active promotional efforts related to BiDil could result in a decline in BiDil prescriptions by healthcare providers and could also adversely affect third party payors’ willingness to provide reimbursement at favorable levels. If physicians do not continue to prescribe BiDil in sufficient quantities, and/or if managed care providers remove BiDil from a preferential reimbursement tier on their plan formularies, then our future revenue from sales of BiDil will decline significantly, and we may not achieve sufficient working capital to fund our continued operations, including with respect to our planned development of BiDil XR. As we evaluate strategic options intended to maximize shareholder value for our company, we intend to execute on our business strategy of ceasing active promotional efforts for BiDil while devoting substantially all of our resources to supporting ongoing BiDil prescriptions and the continued development of BiDil XR. If we are unable to successfully consummate one or more strategic transactions relating to our business, we may not have sufficient capital to execute on our current business plan and could be required to further curtail or cease our operations.

Financial Operations Overview

Revenue. Our first commercial product, BiDil, was launched in July 2005, and generated product sales of $3.8 million in the second quarter of 2008. Prior to the launch of BiDil, all of our revenue had been derived from license fees, research and development payments and milestone payments that we received from our corporate collaborators. We discontinued active promotion of BiDil in January 2008.

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

•      BiDil XR. The current formulation of BiDil is an immediate-release tablet that must be taken three times daily. We are currently pursuing the development of BiDil XR, an extended release formulation of BiDil, that could be taken once a day. To date, we have incurred expenses of approximately $10.8 million in connection with the development of BiDil XR. Preliminary clinical studies of BiDil XR demonstrated proof of principle, and we commenced clinical development of BiDil XR in October 2006. We will need to conduct additional formulation studies and trials in order to finalize the formulation prior to the commencement of bioequivalence trials. We anticipate that we will finalize the BiDil XR formulation in 2009. Assuming that the BiDil XR formulation is successfully finalized, we anticipate initiating pivotal bioequivalence trials and then filing the new drug application in 2010 or 2011. Because of its stage of development, and the uncertainties inherent in pharmaceutical development generally, we may not be able to successfully develop and commercialize BiDil XR.

•      Other Discovery Research. We have used our know-how and expertise in nitric oxide to develop drug candidates that are nitric oxide-enhancing versions of existing medicines in the areas of cardiovascular, gastrointestinal/anti-inflammatory and pulmonary medicine. These studies have not progressed beyond a discovery stage of testing, and it remains speculative whether the addition of nitric oxide will result in an improved clinical profile of these medicines. We continue to seek out-licensing opportunities for these product candidates, and are not presently engaging in any internal research and development activities with respect to these drugs. We cannot be certain if we will be able to secure out-licensing arrangements for these product candidates on favorable terms, if at all. As such, we are not able to estimate when material cash inflows from product sales, milestones and royalties could commence, if ever.

Sales, General and Administrative. Sales, general and administrative expense have historically consisted primarily of salaries and other related costs for personnel in sales and marketing, executive, finance, investor relations, accounting, business development and human resource functions. Other costs include facility costs not otherwise included in research and development expense; costs for public relations, advertising and promotion services; professional fees for legal and accounting services; and costs related to our former arrangements with a contract sales organization.

Non-Operating Income. Interest income includes interest earned on our cash, cash equivalents and marketable securities, and interest expense associated with our current portion of long-term debt.

Results of Operations

Three Months Ended June 30, 2008 and 2007

Revenue. Total revenue for the three months ended June 30, 2008 was $3.8 million, compared to $3.7 million for the three months ended June 30, 2007. Product sales of BiDil accounted for all of the revenue for the three month periods ended June 30, 2008 and 2007. The increase in product revenue in the 2008 period is due to increased shipments of BiDil as a result of a modest increase in demand in the 2008 period.

Cost of Product Sales. Cost of product sales was $536,000 for the three month period ended June 30, 2008, compared to $637,000 for the three month period ended June 30, 2007. The decrease in cost of product sales in the 2008 period is due to the sale of previously reserved inventory. There were no inventory impairment charges in the three month period ended June 30, 2008, compared to $161,000 in inventory impairment charges in the three month period ended June 30, 2007. The inventory impairment charges in the 2007 period were related to commercial trade, patient sample inventory product and raw materials in excess of expected future inventory requirements and future purchase commitments, based on current sales forecasts. The decrease in inventory impairment charges in the 2008 period is due to a reduction in charges related to commercial trade resulting from the extension of BiDil’s shelf life.

Research and Development. Research and development expense for the three months ended June 30, 2008 was $0.5 million, compared to $2.9 million for the three months ended June 30, 2007. The $2.4 million, or 83%, decrease in research and development expenses in the current period was primarily due to a $1.5 million decrease in headcount and related compensation expenses as a result of our January 2008 restructuring, a $0.5 million decrease in medical expenditures supporting the commercialization of BiDil and a $0.4 million decrease in spending related to the development of BiDil XR.

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007
Research and Development Program (in millions)
BiDil	$0.2	$1.1
BiDil XR	0.3	1.8
Total research and development expense	$0.5	$2.9

Sales, General and Administrative. Sales, general and administrative expense for the three months ended June 30, 2008 was $1.9 million, compared to $6.6 million for the three months ended June 30, 2007. The $4.7 million, or 71%, decrease in sales, general and administrative expense was primarily due to $2.2 million in reduced salary and benefit expenses, $0.7 million in reduced compensation expense related to our January 2008 restructuring and $0.9 million in decreased advertising expenses as a result of our decision to discontinue active promotional efforts for BiDil in January 2008.

Restructuring Charges. In the first quarter of 2007, we recorded a net restructuring charge of $1.0 million related to our lease obligation at our former headquarters. The charge was recorded pursuant to Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146. In March 2007, we assigned our lease to a third party and vacated the space.  We paid $1.2 million to end our lease obligation and incurred $0.6 million in expenses primarily related to real estate brokerage fees and clean-up costs. Offsetting these charges was a reversal of $0.8 million in accrued rent. All amounts were paid as of March 31, 2007.

In the first quarter of 2008, we recorded restructuring charges of $2.7 million, which was comprised of severance benefits of $2.6 million related to the reduction of our employee headcount from approximately 90 to approximately 7 positions, and impairment charges of $0.1 million for disposal of computer equipment. The severance benefit charges were recorded in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits, or SFAS 112, for contractual termination benefits for certain executives and SFAS 146 for one-time termination benefits for the remainder of employees terminated. As of June 30, 2008, we owed $0.1 million for salary continuation payments. As a result of the continued implementation of this restructuring, we estimate that our operating expenses related to research and development and sales, general and administrative functions, excluding restructuring charges, for the year ending December 31, 2008 will be approximately $14 million to $16 million, excluding cost of product sales but including share-based compensation expense.

Leasing Arrangements. In May 2008, we entered into an assignment of lease and assumption agreement with Cubist Pharmaceuticals, Inc., or Cubist, pursuant to which we assigned to Cubist our lease of approximately 19,815 square feet of office space in Lexington, Massachusetts.  Concurrent with the execution of this assignment agreement, we entered into a sublease with Cubist, pursuant to which we agreed to sublease approximately 4,000 square feet of office space covered under the assigned lease.  The term of this sublease is for three months beginning on June 1, 2008.  Upon the expiration of the initial term, we have the right to extend the sublease, without notice, on a month-to-month basis.  Pursuant to the terms of the sublease, we are obligated to pay rent to Cubist in the amount of approximately $9,200 per month in advance.

Stock-based Compensation Expense. We reversed $0.1 million and recognized $1.4 million in stock-based compensation expense for the three months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the total unrecognized compensation cost related to unvested awards was approximately $2.7 million, which will be recognized over a weighted average period of 2.1 years.

Non-Operating Income. Non-operating income was $102,000 for the three months ended June 30, 2008, compared to $251,000 for the three months ended June 30, 2007. The $149,000 decrease for the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007 is primarily due to lower fund balances available for investment, offset by a $177,000 reduction in interest expense incurred on long-term debt and an impairment charge of $36,000 related to auction rate securities.

Six Months Ended June 30, 2008 and 2007

Revenue. Total revenue for the six months ended June 30, 2008 was $7.8 million, compared to $7.3 million for the six months ended June 30, 2007. Product sales of BiDil accounted for all of the revenue for the six month periods ended June 30, 2008 and 2007. The increase in product revenue in the 2008 period is due to increased shipments of BiDil as a result of a modest increase in demand in the 2008 period.

Cost of Product Sales. Cost of product sales was $1.5 million for the six month period ended June 30, 2008, compared to $1.6 million for the six month period ended June 30, 2007. For the six month periods ended June 30, 2008 and 2007, we recorded inventory impairment charges of $347,000 and $545,000, respectively. These inventory impairment charges were related to commercial trade, patient sample inventory product and raw materials in excess of expected future inventory requirements and future purchase commitments, based on our current sales forecast. The decrease in inventory impairment charges in the 2008 period is due to a reduction in charges related to commercial trade resulting from the extension of BiDil’s shelf life, offset by impairment charges to raw materials.

Research and Development. Research and development expense for the six months ended June 30, 2008 was $2.1 million, compared to $5.9 million for the six months ended June 30, 2007. The $3.8 million, or 64%, decrease in research and development expenses in the current period was primarily due to a $2.0 million reduction in headcount and related compensation expenses as a result of our January 2008 restructuring, a $0.9 million decrease in medical expenditures supporting the commercialization of BiDil and a $0.8 million decrease in spending related to the development of BiDil XR.

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the six month periods ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
Research and Development Program (in millions)
BiDil	$0.8	$2.3
BiDil XR	1.3	3.5
Other discovery research	—	0.1
Total research and development expense	$2.1	$5.9

Sales, General and Administrative. Sales, general and administrative expense for the six months ended June 30, 2008 was $5.9 million, compared to $15.6 million for the six months ended June 30, 2007. The $9.7 million, or 62%, decrease in sales, general and administrative expense was primarily due to $5.3 million in reduced salary and benefit expenses, $1.5 million in reduced compensation expense as a result of our January 2008 restructuring and $2.6 million in decreased advertising expenses as a result of our decision to discontinue active promotional efforts for BiDil in January 2008.

Restructuring Charges. In the first quarter of 2007, we recorded a net restructuring charge of $1.0 million related to our lease obligation at our former headquarters. The charge was recorded pursuant to SFAS 146. In March 2007 we assigned our lease to a third party and vacated the space.  We paid $1.2 million to end our lease obligation and incurred $0.6 million in expenses primarily related to real estate brokerage fees and clean-up costs. Offsetting these charges was a reversal of $0.8 million in accrued rent. All amounts were paid as of March 31, 2007.

In the first quarter of 2008, we recorded restructuring charges of $2.7 million, which was comprised of severance benefits of $2.6 million related to the reduction of our employee headcount from approximately 90 to approximately 7 positions, and impairment charges of $0.1 million for disposal of computer equipment. The severance benefit charges were recorded in accordance with SFAS 112 for contractual termination benefits for certain executives and SFAS 146 for one-time termination benefits for the remainder of employees terminated. As of June 30, 2008, we owed $0.1 million for salary continuation payments. As a result of the continued implementation of this restructuring, we estimate that our operating expenses related to research and development and sales, general and administrative functions, excluding restructuring charges, for the year ending December 31, 2008 will be approximately $14 million to $16 million, excluding cost of product sales but including share-based compensation expense.

Leasing Arrangements. In May 2008, we entered into an assignment of lease and assumption agreement with Cubist, pursuant to which we assigned to Cubist our lease of approximately 19,815 square feet of office space in Lexington, Massachusetts.  Concurrent with the execution of this assignment agreement, we entered into a sublease with Cubist, pursuant to which we agreed to sublease approximately 4,000 square feet of office space covered under the assigned lease.  The term of this sublease is for three months beginning on June 1, 2008.  Upon the expiration of the initial term, we have the right to extend the sublease, without notice, on a month-to-month basis.  Pursuant to the terms of the sublease, we are obligated to pay rent to Cubist in the amount of approximately $9,200 per month in advance.

Stock-based Compensation Expense. We recognized $0.9 million and $3.4 million in stock-based compensation expense for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the total unrecognized compensation cost related to unvested awards was approximately $2.7 million, which will be recognized over a weighted average period of 2.1 years.

Non-Operating Income. Non-operating income was $0.3 million for the six months ended June 30, 2008, compared to $0.5 million for the six months ended June 30, 2007. The $0.2 million decrease for the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007 is primarily due to lower fund balances available for investment, offset by a $346,000 reduction in interest expense incurred on long-term debt and an impairment charge of $52,000 related to auction rate securities.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from our collaborative partners and, more recently, sales of BiDil. As of June 30, 2008, we have received net proceeds of $321.2 million from the issuance of equity securities, including net proceeds of $18.2 million from our registered direct offering in May 2007.

At June 30, 2008, we had $18.8 million in cash, cash equivalents and short-term marketable securities, which excludes $1.6 million of auction rate securities classified as long-term marketable securities due to liquidity constraints.

During the six months ended June 30, 2008, operating activities used cash of $7.7 million, primarily due to a net loss of $4.2 million and decreases in accounts payable and accrued expenses of $4.9 million, offset by stock-based compensation expense of $0.9 million.

During the six months ended June 30, 2008, investing activities provided cash of $14.9 million, primarily due to net sales of marketable securities.

During the six months ended June 30, 2008, financing activities used cash of $3.5 million due to $3.7 million in long-term debt payments, offset by $0.3 million in proceeds from employee stock plans.

On June 28, 2005, we borrowed (i) $10.0 million from Oxford Finance Corporation, or Oxford, and (ii) $10.0 million from General Electric Capital Corporation, or GECC, pursuant to the terms of promissory notes made by us with both Oxford and GECC, respectively. The notes bore interest at a fixed rate of 9.95% per annum and were payable in 36 consecutive monthly installments of principal and accrued interest, beginning July 1, 2005. The notes were secured by a security interest in all our personal property and fixtures with the exception of any intellectual property or products acquired, whether by purchase, license or otherwise, on or after the execution of the notes. As of June 30, 2008, the promissory notes had been paid in full.

As of June 30, 2008, all marketable securities held by us have maturity dates that range from 2008 to 2045.

As of June 30, 2008, we held approximately $2.3 million of auction rate securities. These auction rate securities are comprised of approximately $0.7 million of securities backed by municipalities, approximately $1.3 million of preferred stock issued by closed-end funds and a $0.3 million security issued by a government-backed student loan organization. Auction rate securities are securities that are structured to allow for short-term interest rate resets, but with contractual maturity dates that can be well in excess of ten years. Auctions have historically provided a liquid market for these securities. However, beginning in February 2008, the majority of auction rate securities in the marketplace failed at auction due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these securities resetting to predetermined rates within the underlying loan agreement, which might be higher or lower than the current market rate of interest. Our ability to liquidate our auction rate securities and fully recover the carrying value of our investments in the near term may be limited or not exist. In the event that we need to access our investments in these auction rate securities, we will not be able to do so until a future auction of these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, or the securities mature, which could be in as many as 37 years. As a result of these factors, we may be required to record additional impairment charges on these investments from time to time and, as discussed below, we recorded impairment charges of $36,000 and $52,000 for the three and six months ended June 30, 2008, respectively.

As of June 30, 2008, approximately $0.7 million of our auction rate securities are classified as short-term marketable securities because management has determined that these securities may be liquidated within one year based on management’s experience with liquidating other similar auction rate securities, discussions with investment advisors knowledgeable of the auction rate securities market, the nature of the securities (which are primarily backed by various municipalities), and redemptions and calls subsequent to June 30, 2008. During the first quarter of 2008, we reclassified $1.6 million of auction rate securities from short-term to long-term marketable securities, reflecting management’s determination that these securities may not be liquidated within one year due to the auction failures described above. We have not experienced any realized losses on sales of auction rate securities in 2008.

For the six months ended June 30, 2008, we have recorded an other-than-temporary impairment of $16,000 on our government-backed student loan auction rate security and an other-than-temporary impairment of $36,000 on a preferred stock closed end fund. We believe that the municipality-backed securities are not significantly impaired, primarily due to our experience of selling such securities at par since the recent auction failures began, the redemption or calls of similar securities by their issuers at par since the auction failures began, redemptions and calls subsequent to June 30, 2008, and the credit worthiness of the issuers of the underlying securities.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2008, and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than five years
Operating lease (1)	$18,000	$18,000	$—	$—	$—
Purchase obligations (2)	216,000	216,000	—	—	—
License milestones (3)	—	—	—	—	—
Total	$234,000	$234,000	$—	$—	$—

(1)  In May 2008, we entered into a sublease with Cubist, pursuant to which we agreed to sublease approximately 4,000 square feet of office space at a rate of approximately $9,200 per month in advance. The term of this sublease is for three months beginning on June 1, 2008.  Upon the expiration of the initial term, we have the right to extend the sublease, without notice, on a month-to-month basis.

(2)  In April 2008, we placed a binding purchase order totaling $216,000 with Schwarz Pharma for production of BiDil finished goods during the third quarter of 2008.

(3)  In February 2007, we entered into a License Agreement with Elan, pursuant to which we may be obligated to pay certain milestone payments in the aggregate amount of $2.5 million, of which $250,000 was paid in the first quarter of 2007. We are uncertain as to the timing of future payments, if any, pursuant to the terms of the License Agreement.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue and related reserves, the net realizable value of inventory, accrued expenses and the factors used to determine the fair value assigned to our stock options. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no material changes in our judgments or estimates during the second quarter of 2008. For a detailed explanation of the judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2007, which is on file with the Securities and Exchange Commission, or SEC.

Inflation

We believe the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical fact, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include the risk factors set forth below under Part II, Item 1A. “Risk Factors.” Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, except as specifically required by law or the rules of the SEC, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate and U.S. government-related securities, directly or through managed funds, with maturity dates of two years or less. In addition, we hold auction rate securities that reset monthly. However, the maturity dates of these securities at June 30, 2008 range from 2008 to 2045. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2008, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

As of June 30, 2008, all marketable securities held by us have maturity dates that range from 2008 to 2045.

As of June 30, 2008, we held approximately $2.3 million of auction rate securities. These auction rate securities are comprised of approximately $0.7 million of securities backed by municipalities, $1.3 million of preferred stock issued by closed-end funds and a $0.3 million security issued by a government-backed student loan organization. Auctions have historically provided a liquid market for these securities. However, beginning in February 2008, the majority of auction rate securities in the marketplace failed at auction due to sell orders exceeding buy orders. Our ability to liquidate our auction rate securities and fully recover the carrying value of our investments in the near term may be limited or not exist. In the event that we need to access our investments in these auction rate securities, we will not be able to do so until a future auction of these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, or the securities mature, which could be in as many as 37 years. As a result of these factors, we may be required to record additional impairment charges on these investments from time to time and, as discussed below, we recorded impairment charges of $36,000 and $52,000 for the three and six months ended June 30, 2008, respectively.

As of June 30, 2008, approximately $0.7 million of our auction rate securities are classified as short-term marketable securities because management has determined that these securities may be liquidated within one year based on management’s experience with liquidating other similar auction rate securities, discussions with investment advisors knowledgeable of the auction rate securities market, the nature of the securities (which are primarily backed by various municipalities), and redemptions and calls subsequent to June 30, 2008. During the first quarter of 2008, we reclassified $1.6 million of auction rate securities from short-term to long-term marketable securities, reflecting management’s determination that these securities may not be liquidated within one year due to the auction failures described above. We have not experienced any realized losses on sales of auction rate securities in 2008.

For the six months ended June 30, 2008, we have recorded an other-than-temporary impairment of $16,000 on our government-backed student loan auction rate security and an other-than-temporary impairment of $36,000 on a preferred stock closed end fund. We believe that the municipality-backed securities are not significantly impaired, primarily due to our experience of selling such securities at par since the recent auction failures began, the redemption or calls of similar securities by their issuers at par since the auction failures began, redemptions and calls subsequent to June 30, 2008, and the credit worthiness of the issuers of the underlying securities.

Item 4.         Controls and Procedures

Our chief executive officer and interim chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon our determination that the successful commercialization of BiDil requires a magnitude of resources that we cannot currently allocate to the program, as well as our plans to conserve cash in order to pursue the development of BiDil XR, in January 2008 we discontinued active promotional activities for BiDil. We concurrently implemented a restructuring plan that eliminated approximately 80 positions, reducing headcount to approximately 7 positions. Although we have discontinued our promotional activities for BiDil, we continue to manufacture and sell BiDil and maintain the product on the market for patients through normal wholesale and retail channels. We are also conducting limited advertising in select medical publications, and utilizing a third-party marketing firm to contact healthcare professionals on our behalf, in each case in an effort to maintain a limited market presence for BiDil.

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

In conjunction with our January 2008 restructuring plan, in which we ceased active promotion of BiDil and significantly reduced our workforce, we are evaluating strategic alternatives to divest our current business in whole or in part in our effort to maximize the value of our commercial organization and product development programs for our shareholders. We have engaged an investment bank to advise us in considering these potential strategic alternatives, which may include the sale, license or divestiture of certain of our assets, including our BiDil business, the assets relating to BiDil XR and/or our nitric oxide technologies, the sale or merger of our company, or other similar strategic transactions. We do not know whether or not our evaluation of strategic alternatives will result in one or more such transactions being successfully consummated or, if successful, that any such transaction would achieve our goal of maximizing the value of our organization and programs for our stockholders. As we evaluate strategic options intended to maximize shareholder value for our company, we intend to execute on our business strategy of ceasing active promotional efforts for BiDil while devoting substantially all of our resources to supporting ongoing BiDil prescriptions and the continued development of BiDil XR. If we are unable to successfully consummate one or more strategic transactions relating to our business, we may not have sufficient capital to execute on our current business plan and could be required to further curtail or cease our operations, either of which would have a material and adverse effect on our business, financial condition and results of operations.

We have a history of operating losses and we will require substantial additional amounts of cash to fund our operating plan, including our plans to support any continued sales of BiDil and to seek to develop and commercialize BiDil XR. If additional capital is not available, we will need to limit, scale back or cease our operations.

We have experienced significant operating losses since our inception in 1992. As of June 30, 2008, we had an accumulated deficit of $349.6 million. Although we recorded net income of $982,000 in the quarter ended June 30, 2008, we have not been profitable in any prior quarter since our inception, we have discontinued active promotion of BiDil, and we may incur losses in future periods.  Losses that we may incur in the future could fluctuate from quarter to quarter, and these fluctuations could be substantial.

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

A significant portion of our investment portfolio is invested in auction rate securities which have faced recent market failures. Failures in these auctions have and may continue to affect our liquidity.

As of June 30, 2008, we held approximately $2.3 million of investments in auction rate securities. These securities are structured to allow for short-term interest rate resets, but with contractual maturity dates that can be well in excess of ten years. Auctions have historically provided a liquid market for these securities. However, beginning in early February 2008, the majority of auction rate securities in the marketplace failed at auction due to sell orders exceeding buy orders. Our ability to liquidate our auction rate securities and fully recover the carrying value of our investment in the near term may be limited or not exist. In the event that we need to access our investments in these types of securities, we will not be able to do so until a future auction on these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, or the securities mature, which could be in as many as 37 years. During the first quarter of 2008, we reclassified $1.6 million of our total amount of auction rate securities from short-term to long-term marketable securities. For the six months ended June 30, 2008, we have recorded an other-than-temporary impairment of $16,000 on a government-backed student loan auction rate security and an other-than-temporary impairment of $36,000 on a preferred stock closed end fund, reflecting management’s determination that these securities may not be liquidated within one year due to the auction failures described above. In the future, should we experience additional auction failures and/or determine that these auction rate securities have experienced other than temporary declines in fair value, we would recognize a loss in our statement of operations, which could be material. In addition, any future failed auctions may adversely impact the liquidity of our investments.

If we fail to maintain the requirements for continued listing on the NASDAQ Global Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed for quotation on the NASDAQ Global Market. We are required to meet specified financial requirements in order to maintain our listing on the NASDAQ Global Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. Our common stock has recently closed at prices below the minimum bid price requirement, and in February 2008 we received a deficiency notice from NASDAQ. Although we regained compliance with NASDAQ’s minimum bid price rule in March 2008, if the closing bid price of our stock price falls below $1.00 per share for 30 consecutive business days, we will again receive a deficiency notice from NASDAQ advising us that we have 180 days to regain compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum closing bid price exceed $1.00 for more than ten consecutive days before determining that a company complies with its continued listing standards. If in the future we fail to satisfy the NASDAQ Global Market’s continued listing requirements, our common stock could be delisted from the NASDAQ Global Market, in which case we may transfer to the NASDAQ Capital Market, which generally has lower financial requirements for initial listing or, if we fail to meet its listing requirements, the OTC Bulletin Board. There are many factors that may adversely affect our minimum bid price, including those described throughout this section titled “Risk Factors.” Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the minimum bid price rule in the long term. Any potential delisting of our common stock from the NASDAQ Global Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

If we do not maintain an adequate level of revenue from sales of BiDil given our lack of promotional activities, the availability of cash to fund our planned development of BiDil XR will significantly decline, our BiDil XR development efforts may not be successful and our business may fail.

Our current strategy is to continue to advance the development of BiDil XR while simultaneously seeking strategic alternatives to divest all or substantially all of our current business. We will depend upon continued sales of BiDil to fund a substantial portion of our costs and expenses to develop BiDil XR. We have recently discontinued active promotional efforts related to BiDil, and we intend only to expend the resources necessary to maintain BiDil on the market for patients through normal wholesale and retail channels. As a result of our lack of active promotional efforts for BiDil, sales of BiDil may decline rapidly. Our inability to successfully generate further revenue from BiDil sales will adversely affect our ability to seek to advance the development of BiDil XR, in which case we may be required to further curtail or cease our operations.

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

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock, like that of the securities of other biopharmaceutical companies, has been and may continue to be highly volatile. During the period from January 1, 2006 to July 31, 2008, our stock price has ranged from a low of $0.80 per share on January 22, 2008 to a high of $14.90 per share on January 9, 2006. The following factors, among others, may affect the price of our common stock:

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

As of July 31, 2008, our directors and executive officers, together with their affiliates, owned, in the aggregate, approximately 33% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2008, there were 46,086,825 shares of common stock outstanding. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options and restricted stock awards. The sale of the common stock underlying these options and pursuant to these restricted stock awards after such time as the options and restricted stock awards have vested and become exercisable or free from forfeiture, as the case may be, could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning the purchase of our equity securities by us during the second quarter of 2008:

Period	Total Number of Shares Purchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008	13,621	$1.22	—	—
May 1, 2008 – May 31, 2008	466	$1.26	—	—
June 1, 2008 – June 30, 2008	—	$—	—	—
Total	14,087		—	—

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

Item 4.          Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 14, 2008. At the Annual Meeting, the following matters were voted upon by holders of 35,225,078, or approximately 76.4%, of the total outstanding shares of our common stock entitled to vote at the Annual Meeting:

1.             To elect the following ten directors:

	VOTES FOR	VOTES WITHHELD
Argeris Karabelas, Ph.D.	32,792,380	2,432,698
Kenneth M. Bate	32,719,420	2,505,658
Robert S. Cohen	32,794,127	2,430,951
Frank L. Douglas, M.D., Ph.D.	30,019,944	5,205,134
Zola Horovitz, Ph.D.	31,276,586	3,948,492
Mark Leschly	32,794,889	2,430,189
John W. Littlechild	32,764,345	2,460,733
Joseph Loscalzo, M.D., Ph.D.	30,041,027	5,184,051
Davey Scoon	32,791,929	2,433,149
Christopher J. Sobecki	32,794,587	2,430,491

Each of the above named individuals was elected as a director.

2.             To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
35,065,102	128,499	31,474	—

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
Kenneth M. Bate
President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)
Date: August 5, 2008

EXHIBIT INDEX

Exhibit Number	Description
10.1

Assignment of Lease and Assumption Agreement, dated as of May 29, 2008, by and between NitroMed, Inc. and Cubist Pharmaceuticals, Inc., filed as an exhibit to NitroMed’s Current Report on Form 8-K (File No. 000-50439) filed on June 3, 2008 and incorporated herein by reference.

10.2

Sublease, dated as of May 29, 2008, by and between NitroMed, Inc. and Cubist Pharmaceuticals, Inc., filed as an exhibit to NitroMed’s Current Report on Form 8-K (File No. 000-50439) filed on June 3, 2008 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.