Form 10-Q
period 2008-09-30
NITROMED INC
filed 2008-11-06
CIK 927829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2008

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

As of October 31, 2008, the registrant had 46,076,551 shares of Common Stock, $0.01 par value per share, outstanding.

NITROMED, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

NITROMED, INC.
CONDENSED BALANCE SHEETS
(in thousands, except par value amounts)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$13,631	$8,167
Short-term marketable securities	4,192	23,233
Accounts receivable	1,979	1,929
Inventories	1,230	1,401
Prepaid expenses and other current assets	170	334
Total current assets	21,202	35,064
Property and equipment, net	137	312
Long-term marketable securities	1,553	—
Restricted cash	—	191

Total assets	$22,892	$35,567

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$690	$3,235
Accrued expenses	3,107	6,379
Accrued restructuring	71	—
Current portion of long-term debt	—	3,728

Total current liabilities	3,868	13,342

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 65,000 shares authorized; 46,042 and 45,381 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	460	454
Additional paid-in capital	368,526	367,125
Accumulated deficit	(349,973)	(345,382)
Accumulated other comprehensive income	11	28
Total stockholders’ equity	19,024	22,225
Total liabilities and stockholders’ equity	$22,892	$35,567

See accompanying notes.

NITROMED, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Product sales	$4,003	$3,759	$11,767	$11,042

Cost and operating expenses:
Cost of product sales	1,429	560	2,943	2,151
Research and development (1)	482	3,807	2,622	9,745
Sales, general and administrative (1)	2,534	8,127	8,438	23,709
Restructuring charge	(17)	—	2,708	1,004
Total cost and operating expenses	4,428	12,494	16,711	36,609
Loss from operations	(425)	(8,735)	(4,944)	(25,567)
Non-operating income:
Interest expense	(4)	(152)	(90)	(585)
Interest income	124	533	579	1,448
Other expense	(85)	—	(137)	—
Total non-operating income	35	381	352	863

Net loss	$(390)	$(8,354)	$(4,592)	$(24,704)

Basic and diluted net loss per common share	$(0.01)	$(0.18)	$(0.10)	$(0.60)
Weighted average shares outstanding:
Basic and diluted	46,042	45,180	45,954	40,877

(1) Includes stock-based compensation expense as follows:

Research and development	$(20)	$581	$74	$1,666
Sales, general and administrative	$282	$762	$1,071	$3,078

See accompanying notes.

NITROMED, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net loss	$(4,592)	$(24,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89	247
Non-cash restructuring charge	72	—
Stock-based compensation expense	1,145	4,744
Impairment charge on auction rate securities	97	—
Changes in operating assets and liabilities:
Accounts receivable	(50)	(145)
Inventories	171	150
Prepaid expenses and other current assets	164	39
Deferred revenue	—	(206)
Accounts payable and accrued expenses	(5,817)	1,775
Accrued restructuring charge	71	(299)
Net cash used in operating activities	(8,650)	(18,399)
Investing activities
Purchase of property and equipment	—	(162)
Proceeds from sale of equipment	14	528
Sales of marketable securities	27,452	46,903
Purchases of marketable securities	(10,078)	(54,717)
Other assets	191	612
Net cash provided by (used in) investing activities	17,579	(6,836)
Financing activities
Net proceeds from sale of common stock	—	18,240
Principal payments on long-term debt	(3,728)	(5,128)
Proceeds from employee stock plans	263	341
Net cash (used in) provided by financing activities	(3,465)	13,453
Net change in cash and cash equivalents	5,464	(11,782)
Cash and cash equivalents at beginning of period	8,167	21,074
Cash and cash equivalents at end of period	$13,631	$9,292

See accompanying notes.

NITROMED, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

NitroMed is the maker of BiDil®. Since its inception, the Company has funded its operations mainly through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from its collaborative partners and, more recently, sales of BiDil. In June 2005, the U.S. Food and Drug Administration (“FDA”) approved BiDil for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapies. BiDil is an orally administered fixed-dose combination of isosorbide dinitrate and hydralazine hydrochloride. The Company commercially launched BiDil in July 2005, and has since generated approximately $43.6 million in product sales, including product sales of $4.0 million during the third quarter of 2008.

Based upon the Company’s determination that the successful commercialization of BiDil requires a magnitude of resources that it cannot currently allocate to the program, as well as the Company’s plans to conserve cash in order to pursue the development of an extended release formulation of BiDil, known as BiDil XR™, in January 2008 the Company discontinued active promotional efforts related to BiDil. The Company concurrently implemented a restructuring plan in which the Company immediately and significantly reduced its workforce. Although the Company has discontinued active promotional efforts related to BiDil, the Company continues to manufacture and sell BiDil and maintain the product on the market for patients through normal wholesale and retail channels. The Company has also conducted limited advertising in select medical publications, and has utilized a third-party marketing firm to contact healthcare professionals on the Company’s behalf, in each case in an effort to maintain a limited market presence for BiDil.

As discussed below under Note 13, “Subsequent Event,” on October 22, 2008 the Company entered into a purchase and sale agreement to sell the Company’s BiDil drug business, including BiDil XR, to JHP Pharmaceuticals, LLC, a privately held specialty pharmaceutical company.  JHP Pharmaceuticals will also assume all but certain specified liabilities relating to the BiDil drug business.  Subject to the satisfaction of specified closing conditions, the Company expects to close the transaction in early 2009. The Company is also continuing to consider and explore strategic alternatives for its remaining business and assets that are intended to maximize shareholder value. These strategic alternatives may include, without limitation, a business combination with a company that is believed to have significant unrealized value or growth potential, a divestiture of any remaining assets, or another similar transaction or transactions. If the Company is unable to successfully consummate one or more of such strategic transactions, it may be required to cease its operations and dissolve its business, including seeking to liquidate its remaining assets and discharge any remaining liabilities.

Pending the successful sale of the Company’s BiDil drug business to JHP Pharmaceuticals, the Company expects to incur operating expenses going forward primarily related to keeping BiDil available on the market prior to the consummation of that asset sale. Whether or not the BiDil drug business asset sale is completed, the Company believes that its existing sources of liquidity and the cash expected to be generated from future sales of BiDil will be sufficient to fund its operations for at least the next twelve months. In the event that the closing of the asset sale is significantly delayed or is not completed, the Company’s future revenue from sales of BiDil could decline significantly based on a number of factors, including a decline in BiDil prescriptions by healthcare providers and a decline in the willingness of third party payors to provide reimbursement at favorable levels, in each case due, at least in part, to the prior elimination of the Company’s sales force and discontinuation of its active promotional efforts related to BiDil.

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

Product Returns. Consistent with industry practice, the Company offers contractual return rights that allow customers to return product only during the period that is six months prior to, and twelve months after, product expiration. During the first quarter of 2008, BiDil’s shelf life for newly produced commercial product was increased to 36 months from the date of manufacture. Factors that are considered in the Company’s estimate of future product returns include an analysis of the amount of product in the wholesaler and pharmacy channels, discussions with key wholesalers and other customers regarding inventory levels and shipment trends, review of consumer consumption data, and the remaining time to expiration of the Company’s product. At September 30, 2008 and December 31, 2007, the Company’s product return reserve was $1.0 million and $0.9 million, respectively. For the three months ended September 30, 2008 and 2007, the Company recorded a reduction to revenue for product returns of $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded a reduction to revenue for product returns of $0.9 million and $0.8 million, respectively.  The return rate and associated reserve are evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. In developing a reasonable estimate for the reserve for product returns, the Company considers the factors in paragraph 8 of Statement of Financial Accounting Standards No. 48, Revenue Recognition When a Right of Return Exists. Based on the factors noted above, the Company believes that its estimate of product returns is reasonable and changes, if any, from this estimate would not have a material impact to the Company’s financial statements.

Sales Discounts, Rebates and Allowances. Sales discounts, rebates and contractual allowances result primarily from sales under contracts with healthcare providers, wholesalers, Medicare and Medicaid programs and other governmental agencies. The Company estimates sales discounts, rebates and contractual allowances by considering the following factors: current contract prices, terms, sales volume, estimated customer and wholesaler inventory levels and current average rebate rates. For the three month periods ended September 30, 2008 and 2007, the Company recorded sales discounts, rebates and other allowances of $1.5 million and $1.3 million, respectively. For the nine month periods ended September 30, 2008 and 2007, the Company recorded sales discounts, rebates and other allowances of $4.5 million and $3.8 million, respectively.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and also considers counterparty credit risk in its assessment of fair value.

The following table sets forth, by level within the fair value hierarchy, a summary of the fair market value of available-for-sale securities classified as cash equivalents and marketable securities held at September 30, 2008:

September 30, 2008	Level 1	Level 2	Level 3	Total
Cash equivalent available-for-sale investments	$12,191	$—	$—	$12,191
Corporate securities	$—	$4,192	$—	$4,192
Total short-term marketable securities	$—	$4,192	$—	$4,192
Long-term marketable securities (1)	$—	$—	$1,553	$1,553

(1)  The Company recorded impairment charges of $97,000 for the nine months ended September 30, 2008 related to certain auction rate securities that are classified as Level 3 securities.

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Auction Rate Securities
Balance at January 1, 2008	$—
Transfers to Level 3	1,650
Unrealized loss reported in statement of operations	(97)
Balance at September 30, 2008	$1,553

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

As of September 30, 2008, all marketable securities held by the Company have maturity dates that range from 2008 to 2045.

As of September 30, 2008, the Company held approximately $1.6 million of auction rate securities. These auction rate securities are comprised of approximately $1.3 million of preferred stock closed-end fund auction rate securities and a $0.3 million government-backed student loan auction rate security. Auction rate securities are securities that are structured to allow for short-term interest rate resets, but with contractual maturity dates that can be well in excess of ten years. Auctions have historically provided a liquid market for these securities. However, beginning in February 2008, the majority of auction rate securities in the marketplace failed at auction due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these securities resetting to predetermined rates within the underlying loan agreement, which might be higher or lower than the current market rate of interest. The Company’s ability to liquidate its auction rate securities and fully recover the carrying value of its investments in the near term may be limited or not exist. In the event that the Company needs to access its investments in these auction rate securities, the Company will not be able to do so until a future auction of these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, or the securities mature, which could be in as many as 37 years. As a result of these factors, the Company recorded impairment charges of $45,000 and $97,000 for the three and nine month periods ended September 30, 2008, respectively. The Company may be required to record additional impairment charges on these investments from time to time.

As of September 30, 2008, the Company classifies its auction rate securities as long-term marketable securities, reflecting management’s determination that these securities may not be liquidated within one year due to the auction failures described above. The Company has not experienced any realized losses on sales of auction rate securities in 2008.

For the nine months ended September 30, 2008, the cumulative impairments recorded by the Company include an impairment of $16,000 on its government-backed student loan auction rate security and an impairment of $81,000 on its preferred stock closed-end fund auction rate securities.

The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing the income that the Company receives from the Company’s investments without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents and marketable securities in a variety of securities, including U.S. government agencies, municipal notes, certain securities which may have an auction reset feature, corporate notes and bonds, commercial paper, and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses, other than those determined to be other-than-temporary impairments, reported as a separate component of accumulated other comprehensive income (loss). If interest rates rise, the market value of the Company’s investments may decline, which could result in a realized loss if the Company is forced to sell an investment before its scheduled maturity. The Company does not utilize derivative financial instruments to manage its interest rate risks.

(4)           Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$144	$349
Finished goods	1,086	1,052
Total	$1,230	$1,401

On a quarterly basis, the Company analyzes its current inventory levels and future irrevocable inventory purchase commitments and writes down inventory that has become un-saleable or has a cost basis in excess of its expected net realizable value. In addition, the Company evaluates its future irrevocable inventory purchase commitments compared to forecasted product sales, the current level of inventory and its related product dating. For the three month periods ended September 30, 2008 and 2007, the Company recorded inventory impairment charges of $0.2 million and $-0-, respectively. For the nine month periods ended September 30, 2008 and 2007, the Company recorded inventory impairment charges of $0.5 million and $0.5 million, respectively.

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

In March and April 2007, the Company entered into restricted stock agreements with certain executive officers and employees of the Company, pursuant to which these individuals were granted an aggregate of 734,790 shares of the Company’s common stock under the Company’s Amended and Restated 2003 Stock Incentive Plan (the “2003 Plan”), which are subject to forfeiture to the Company prior to vesting under certain circumstances, including voluntary separation or termination of employment for cause. The forfeiture provision lapses as follows: 25% of the shares are no longer subject to forfeiture to the Company, or “vest,” on the date that is six months after the grant date; 25% vest on the first anniversary of the grant date; and 50% vest on the second anniversary of the grant date. Upon a change in control of the Company or upon termination of the employee’s employment without cause, all unvested restricted shares shall immediately vest in full. The Company recognized $18,000 and $239,000 of stock-based compensation expense related to this restricted common stock for the three month periods ended September 30, 2008 and 2007, respectively. The Company recognized $956,000 and $556,000 of stock-based compensation expense related to this restricted common stock for the nine month periods ended September 30, 2008 and 2007, respectively.  Included in the expense for the nine months ended September 30, 2008 is $770,000 of expense for accelerated vesting related to involuntary terminations in connection with the Company’s January 2008 restructuring.  On the accompanying balance sheets, the number of shares of the Company’s common stock outstanding does not include 34,751 and 451,778 shares of unvested restricted common stock as of September 30, 2008 and December 31, 2007, respectively.

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Information pertaining to stock options and related assumptions is noted in the following table:

	Nine Months Ended September 30,
	2008	2007
Options granted (in thousands)	385	951
Weighted-average exercise price of stock options	$1.01	$2.63
Weighted-average grant date fair-value of stock options	$0.67	$1.61
Assumptions:
Volatility	76%	76%
Risk-free interest rate	3.1%	4.8%
Expected life (years)	5.5	5.0
Dividend	None	None

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

The Company is using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 7.0% to all unvested options as of September 30, 2008. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

A summary of option activity under the Company’s 2003 Plan as of September 30, 2008, and changes during the nine month period then ended is presented below (in thousands, except weighted average data):

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007	4,748	$6.28
Granted	385	$1.01
Exercised	(102)	$0.72
Forfeited/Cancelled	(2,117)	$6.74
Outstanding at September 30, 2008	2,914	$5.44	6.31	$—
Vested or expected to vest at September 30, 2008	2,803	$5.55	6.22	$—
Exercisable at September 30, 2008	2,007	$6.43	5.33	$—

During the nine months ended September 30, 2008 and 2007, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $26,000 and $526,000, respectively, and the total amount of cash received from exercise of these options was $73,000 and $311,000, respectively. The total grant-date fair value of stock options that vested during the nine months ended September 30, 2008 and 2007 was approximately $1.9 million and $2.5 million, respectively.

As of September 30, 2008, there was $1.9 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 1.9 years.

A summary of the Company’s restricted stock award activity as of September 30, 2008 and changes during the nine month period then ended is presented below:

	Restricted Shares Outstanding (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Non-vested shares outstanding at December 31, 2007	452	$3.22
Awards granted	—	$—
Restrictions lapsed	(313)	$3.22
Awards forfeited	(104)	$3.22
Non-vested shares outstanding at September 30, 2008	35	$3.22

As of September 30, 2008, there was $51,000 of total unrecognized compensation cost related to unvested restricted shares. The remaining compensation cost is expected to be recognized over the remaining vesting term of less than a year.

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

The following table summarizes the activity as of September 30, 2008 related to the January 2008 restructuring plan:

	Charge	Cash Payments and Write-offs	Accrued at September 30, 2008
Workforce reduction	$2,636	$(2,565)	$71
Impairment	72	(72)	—
Total	$2,708	$(2,637)	$71

(7)                                 Accumulated Other Comprehensive Income/(Loss)

The Company presents comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Accumulated other comprehensive loss is comprised of net loss and unrealized gains and losses on available-for-sale marketable securities. For the three months ended September 30, 2008 and 2007, total comprehensive loss equaled $388,000 and $8,331,000, respectively. For the nine months ended September 30, 2008 and 2007, total comprehensive loss equaled $4,609,000 and $24,665,000, respectively.

(8)                                 Loss Per Share

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

As of September 30, 2008 and 2007, options to purchase 2,913,974 and 4,837,755 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be anti-dilutive. In addition, 34,751 shares of unvested restricted common stock issued and outstanding as of September 30, 2008 and 456,935 shares of unvested restricted common stock issued and outstanding as of September 30, 2007 were also not included since their inclusion would be anti-dilutive.

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

The following table summarizes the number of trade customers that individually comprise greater than 10% of total revenues and their respective percentage of the Company’s total revenues:

	Number of
	Significant	Percentage of Total Revenues by Customer
	Customers	A	B	C
Three months ended September 30, 2008	3	36%	37%	18%
Three months ended September 30, 2007	3	34%	40%	16%
Nine months ended September 30, 2008	3	35%	38%	18%
Nine months ended September 30, 2007	3	35%	37%	17%

The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their respective percentage of the Company’s total accounts receivable:

	Number of
	Significant	Percentage of Total Accounts Receivable by Customer
	Customers	A	B	C
As of:
September 30, 2008	3	38%	37%	18%
December 31, 2007	3	34%	38%	17%

To date, the Company has not written off any significant accounts receivable.

(10)                          Commitments and Contingencies

In February 2005, the Company engaged Schwarz Pharma Manufacturing, Inc. under a five-year exclusive manufacturing and supply agreement solely for the three times daily immediate release dosage formulation of BiDil. In connection with this supply agreement, the Company placed binding purchase orders of $324,000 for production of BiDil finished goods to occur during the fourth quarter of 2008.

(11)                          Sublease

In May 2008, the Company entered into an Assignment of Lease and Assumption Agreement (the “Assignment Agreement”) with Cubist Pharmaceuticals, Inc. (“Cubist”), pursuant to which the Company assigned to Cubist its lease of approximately 19,815 square feet of office space in Lexington, Massachusetts (the “Premises”).  Concurrent with the execution of the Assignment Agreement, the Company entered into a Sublease (the “Sublease”) with Cubist, pursuant to which the Company agreed to sublease approximately 4,000 square feet of the Premises.  The initial term of the Sublease (the “Term”) was for three months beginning on June 1, 2008. Upon the expiration of the Term, the Company has the right to extend the Sublease, without notice, on a month-to-month basis. The Company has elected to extend the Sublease on a month-to-month basis subsequent to the expiration of the Term. Pursuant to the terms of the Sublease, the Company is obligated to pay rent to Cubist in the amount of approximately $9,200 per month in advance.

(12)                          Amendment to Cohn License Agreement

On September 5, 2008, the Company entered into a letter agreement with Jay N. Cohn, M.D. (the “Letter Agreement”), pursuant to which the Company and Dr. Cohn clarified their understandings with respect to royalty payments pursuant to the Collaboration and License Agreement, dated as of January 22, 1999 and as amended on August 10, 2000, January 29, 2001 and March 15, 2002, by and between the Company and Dr. Cohn (the “Original Agreement”).  The Letter Agreement resolves certain disputes with regard to the amount of planned costs and excess costs, as those terms are defined and referred to in the amendments to the Original Agreement dated January 29, 2001 and March 15, 2002. In addition, the Letter Agreement clarifies that the Company will pay Dr. Cohn a specified reduced royalty on net sales of Collaboration Products (as defined in the Original Agreement) until such time as the aggregate dollar amount retained by the Company and not required to be paid to Dr. Cohn as a result of such reduced royalty rate equals a specified aggregate dollar amount (the “Maximum Amount”).  Once the Maximum Amount has been achieved, the Company will resume making royalty payments to Dr. Cohn at the rate specified in the Original Agreement.  Additionally, the Letter Agreement clarifies that should the Company sublicense its rights under the Original Agreement to a third party, Dr. Cohn will receive a specified percentage of any royalty payments the Company receives from the sublicense, and any such payments made to Dr. Cohn by the Company shall also be subject to offset up to the Maximum Amount.  Pursuant to the terms of the Letter Agreement, the parties agreed to terminate the amendments to the Original Agreement dated January 29, 2001 and March 15, 2002. In consideration for agreeing to the terms of the Letter Agreement, the Company made a one time cash payment to Dr. Cohn in the amount of $800,000. This payment has been included as a component of cost of product sales in the Company’s interim statement of operations for the three and nine months ended September 30, 2008.

(13)                          Subsequent Event – Agreement to Sell BiDil Drug Business

On October 22, 2008, the Company entered into an asset purchase and sale agreement with JHP Pharmaceuticals, LLC, a privately held specialty pharmaceutical company, pursuant to which JHP Pharmaceuticals has agreed to acquire substantially all of the assets related to the Company’s BiDil drug business. The purchase and sale agreement provides that at closing the Company will receive consideration of $24.5 million in cash, subject to an accounts receivable adjustment, plus up to an additional $1.8 million for closing date inventory.  JHP Pharmaceuticals will assume all but specified liabilities related to the transferred assets.

The asset sale transaction is subject to specified closing conditions, including that the Company’s stockholders approve the transaction, that regulatory and other consents are obtained from third parties, and other customary closing conditions.  The obligation of JHP Pharmaceuticals to complete the transaction is also subject to the absence of changes or circumstances that are materially adverse to the business, financial condition or results of operations of the BiDil drug business as a whole or that materially impair the Company’s ability to complete the transaction. The Company’s obligation to complete the asset sale is subject to the absence of a material adverse effect on the ability of JHP Pharmaceuticals to complete the purchase of the assets. In connection with the asset purchase and sale agreement, the Company and JHP Pharmaceuticals entered into a voting agreement, dated October 22, 2008, with certain funds affiliated with HealthCare Ventures L.L.C., Rho Ventures and Invus Public Equities, L.P., together owning or controlling an aggregate of approximately 28% of the Company’s common stock, pursuant to which such stockholders have agreed, among other things, to vote their shares of common stock in favor of the asset sale. The Company expects to close the transaction in early 2009.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Recent Developments.

BiDil Asset Sale. On October 22, 2008, we entered into an asset purchase and sale agreement with JHP Pharmaceuticals, LLC, a privately held specialty pharmaceutical company, pursuant to which JHP Pharmaceuticals has agreed to acquire substantially all of the assets related to our BiDil® drug business which is further described below.  The purchase and sale agreement provides that at closing we will receive consideration of $24.5 million in cash, subject to an accounts receivable adjustment, plus up to an additional $1.8 million for closing date inventory.  JHP Pharmaceuticals will assume all but specified liabilities related to the transferred assets.

The asset sale transaction is subject to specified closing conditions, including that our stockholders approve the transaction, that regulatory and other consents are obtained from third parties, and other customary closing conditions.  The obligation of JHP Pharmaceuticals to complete the transaction is also subject to the absence of changes or circumstances that are materially adverse to the business, financial condition or results of operations of the BiDil drug business as a whole or that materially impair our ability to complete the transaction. Our obligation to complete the asset sale is subject to the absence of a material adverse effect on the ability of JHP Pharmaceuticals to complete the purchase of the assets.  In connection with the asset purchase and sale agreement, we and JHP Pharmaceuticals entered into a voting agreement, dated October 22, 2008, with certain funds affiliated with HealthCare Ventures L.L.C., Rho Ventures and Invus Public Equities, L.P., together owning or controlling an aggregate of approximately 28% of our common stock, pursuant to which those stockholders have agreed, among other things, to vote their shares of common stock in favor of the asset sale. We expect to close the transaction in early 2009.

We are also continuing to consider and explore strategic alternatives for our remaining business and assets that are intended to maximize shareholder value.  These strategic alternatives may include, without limitation, a business combination with a company that is believed to have significant unrealized value or growth potential, a divestiture of any remaining assets, or another similar transaction or transactions.   If we are unable to successfully consummate one or more of such strategic transactions, we may be required to cease our operations and dissolve our business, including seeking to liquidate our remaining assets and discharge any remaining liabilities.

Amendment to Cohn License Agreement. On September 5, 2008, we entered into a letter agreement with Jay N. Cohn, M.D., pursuant to which we clarified our mutual understandings with respect to royalty payments pursuant to the collaboration and license agreement, dated as of January 22, 1999 and as amended on August 10, 2000, January 29, 2001 and March 15, 2002, by and between us and Dr. Cohn, which we refer to as the original agreement.  The letter agreement resolves certain disputes with regard to the amount of planned costs and excess costs, as those terms are defined and referred to in the amendments to the original agreement dated January 29, 2001 and March 15, 2002. In addition, the letter agreement clarifies that we will pay Dr. Cohn a specified reduced royalty on net sales of collaboration products (as defined in the original agreement) until such time as the aggregate dollar amount retained by us and not required to be paid to Dr. Cohn as a result of such reduced royalty rate equals a specified aggregate dollar amount, which we refer to as the maximum amount.  Once the maximum amount has been achieved, we will resume making royalty payments to Dr. Cohn at the rate specified in the original agreement.  Additionally, the letter agreement clarifies that should we sublicense our rights under the original agreement to a third party, Dr. Cohn will receive a specified percentage of any royalty payments we receive from the sublicense, and any such payments made to Dr. Cohn by us will also be subject to offset up to the maximum amount.  In consideration for agreeing to the terms of the letter agreement, we made a one time cash payment to Dr. Cohn in the amount of $800,000.

BiDil.  We are the maker of BiDil, which is indicated for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapies. BiDil is an orally administered fixed-dose combination of isosorbide dinitrate and hydralazine hydrochloride. The U.S. Food and Drug Administration, or FDA, approved BiDil in June 2005, and we commercially launched BiDil in July 2005. We are currently a party to an exclusive five-year manufacturing and supply agreement with Schwarz Pharma Manufacturing, Inc., or Schwarz Pharma, for the three times daily immediate release dosage formulation of BiDil.

In January 2008, we discontinued active promotional activities for BiDil based upon our determination that the successful commercialization of BiDil requires a magnitude of resources that we cannot currently allocate to the program, as well as our plans to conserve cash in order to pursue the development of BiDil XR™, an extended release formulation of BiDil. We concurrently implemented a restructuring plan that eliminated approximately 80 positions, and our reduced headcount now stands at approximately 6 positions. Although we have discontinued active promotional efforts related to BiDil, we continue to manufacture and sell BiDil and maintain the product on the market for patients through normal wholesale and retail channels. We have also conducted limited advertising in select medical publications, and have utilized a third-party marketing firm to contact healthcare professionals on our behalf, in each case in an effort to maintain a limited market presence for BiDil. In conjunction with implementing our January 2008 restructuring plan, we implemented a plan to pursue strategic alternatives for our business, including the potential divestiture of our BiDil and BiDil XR business and/or our nitric oxide intellectual property portfolio, a merger or consolidation with another company, or other comparable arrangements.

Our January 2008 restructuring follows the elimination of our discovery research program in March 2006 and the replacement of our sales force with a small team of senior cardiovascular business managers in October 2006.  The January 2008 restructuring also follows our efforts in August 2007 to deploy an expanded field organization designed to focus on selected prescriber targets.

As discussed above under “Recent Developments,” in October 2008 we entered into an agreement to sell our BiDil drug business, including BiDil XR, to JHP Pharmaceuticals. Subject to the satisfaction of specified closing conditions, we expect to close this transaction in early 2009.

BiDil XR.  BiDil is an orally-administered medicine that is presently dosed three times daily. In connection with our efforts to develop BiDil XR as a once-daily formulation, in February 2007 we entered into a license agreement with Elan Pharma International Limited, or Elan, pursuant to which Elan granted to us an exclusive worldwide royalty-bearing license to import, use, offer for sale and sell an oral capsule formulation incorporating specified technology owned or controlled by Elan and containing, as its sole active combination of ingredients, the combination of the active drug substances isosorbide dinitrate and hydralazine hydrochloride (which includes BiDil XR). In consideration for the grant of the license, we have agreed to pay Elan royalties that are calculated by reference to annual net sales parameters set forth in the agreement. In addition, we have also agreed to pay Elan specified amounts upon the achievement of specified development and commercialization milestone events set forth in the agreement.

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

In conjunction with entering into the license agreement with Elan, we also entered into a development agreement with an affiliate of Elan, pursuant to which we have conducted the clinical studies on BiDil XR prototypes. Our pilot clinical trials have tested several BiDil XR prototypes and compared their pharmacokinetic profile with BiDil tablets. In preliminary clinical studies in healthy volunteers, we have demonstrated our ability to delay the release of isosorbide dinitrate and hydralazine hydrochloride by varying the amount of coating and ratios of different polymers on beads in capsules. We have continued to develop and refine BiDil XR prototypes as we seek a final formulation. However, additional clinical studies and trials will be required in order to finalize the BiDil XR formulation prior to the commencement of bioequivalence trials.  Based upon our decision to enter into an agreement to sell our BiDil drug business, including BiDil XR, to JHP Pharmaceuticals, we have not yet commenced the next set of clinical trials pursuant to our BiDil XR development plan.

Liquidity.  Since our inception, we have mainly funded our operations through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from our collaborative partners, and more recently, sales of BiDil.  We have incurred an accumulated deficit of $350.0 million as of September 30, 2008.

As a result of our January 2008 restructuring, we estimate that our operating expenses related to research and development and sales, general and administrative functions for the year ending December 31, 2008 will be approximately $14 million to $16 million, including share-based compensation expense related to Statement of Financial Accounting Standards No. 123(R), but excluding cost of product sales and charges related to our January 2008 restructuring.

At September 30, 2008, our principal source of liquidity was $17.8 million of cash, cash equivalents and short-term marketable securities, which excludes $1.6 million of auction rate securities classified as long-term marketable securities due to liquidity constraints.  Pending the successful sale of our BiDil drug business to JHP Pharmaceuticals, if at all, we expect to incur operating expenses going forward primarily related to keeping BiDil available on the market prior to the consummation of that asset sale. Whether or not the BiDil drug business asset sale is completed, we believe that our existing sources of liquidity and the cash expected to be generated from future sales of BiDil will be sufficient to fund our operations for at least the next twelve months. In the event that the planned sale of the BiDil drug business is significantly delayed or is not completed, our future revenue from sales of BiDil could decline significantly based on a number of factors, including a decline in BiDil prescriptions by healthcare providers and a decline in the willingness of third party payors to provide reimbursement at favorable levels, in each case due, at least in part, to the prior elimination of our sales force and discontinuation of our active promotional efforts related to BiDil.

We are also continuing to consider and explore strategic alternatives for our remaining business and assets that may include, without limitation, a business combination, a divestiture of any remaining assets, or another similar transaction or transactions.   If we are unable to successfully consummate one or more of such strategic transactions, we may be required to cease our operations and dissolve our business, including seeking to liquidate our remaining assets and discharge any remaining liabilities.

Financial Operations Overview

Revenue. Our first commercial product, BiDil, was launched in July 2005, and generated product sales of $4.0 million in the third quarter of 2008. Prior to the launch of BiDil, all of our revenue had been derived from license fees, research and development payments and milestone payments that we received from our corporate collaborators. We discontinued active promotion of BiDil in January 2008.

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

The following summarizes our primary research and development programs. We have not provided program costs because prior to 2000 we did not track and accumulate cost information by research program.  As discussed above under “Recent Developments,” in October 2008 we entered into an agreement to sell our BiDil drug business assets, including BiDil XR, to JHP Pharmaceuticals. Subject to the satisfaction of specified closing conditions, we expect to close this transaction in early 2009.

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

•       BiDil XR. The current formulation of BiDil is an immediate-release tablet that must be taken three times daily. We have pursued the development of BiDil XR, an extended release formulation of BiDil that could be taken once a day. To date, we have incurred expenses of approximately $11.0 million in connection with the development of BiDil XR. Preliminary clinical studies of BiDil XR demonstrated proof of principle, and we commenced clinical development of BiDil XR in October 2006. Additional formulation studies and trials will be required in order to finalize the formulation prior to the commencement of bioequivalence trials. Because of its stage of development, and the uncertainties inherent in pharmaceutical development generally, we may not be able to successfully develop and commercialize BiDil XR in the event that the BiDil drug business asset sale is not completed.

•      Other Discovery Research. We have used our know-how and expertise in nitric oxide to develop drug candidates that are nitric oxide-enhancing versions of existing medicines in the areas of cardiovascular, gastrointestinal/anti-inflammatory and pulmonary medicine. These studies have not progressed beyond a discovery stage of testing, and it remains speculative whether the addition of nitric oxide will result in an improved clinical profile of these medicines. We continue to seek divestiture opportunities for these product candidates and technologies, and are not presently engaging in any internal research and development activities with respect to these drugs. We cannot be certain if we will be able to secure divestiture arrangements for these product candidates and intellectual property on favorable terms, if at all.

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

Non-Operating Income. Interest income includes interest earned on our cash, cash equivalents and marketable securities, and interest expense associated with previous borrowings.

Results of Operations

Three Months Ended September 30, 2008 and 2007

Revenue. Total revenue for the three months ended September 30, 2008 was $4.0 million, compared to $3.8 million for the three months ended September 30, 2007. Product sales of BiDil accounted for all of the revenue for the three month periods ended September 30, 2008 and 2007. The increase in product revenue in the 2008 period is due to increased shipments of BiDil.

Cost of Product Sales. Cost of product sales was $1.4 million for the three month period ended September 30, 2008, compared to $0.6 million for the three month period ended September 30, 2007. The increase in cost of product sales in the 2008 period is primarily due to the payment of $0.8 million to Dr. Jay Cohn in connection with specified amendments to our licensing agreement with him. For the three month periods ended September 30, 2008 and 2007, we recorded inventory impairment charges of $0.2 million and $-0-, respectively.

Research and Development. Research and development expense for the three months ended September 30, 2008 was $0.5 million, compared to $3.8 million for the three months ended September 30, 2007. The $3.3 million, or 87%, decrease in research and development expenses in the current period was primarily due to a $0.7 million decrease in headcount and related compensation expenses as a result of our January 2008 restructuring, a $1.0 million decrease in medical expenditures supporting the commercialization of BiDil and a $1.6 million decrease in spending related to the development of BiDil XR.

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the three month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
Research and Development Program (in millions)
BiDil	$0.3	$1.7
BiDil XR	0.2	2.1
Total research and development expense	$0.5	$3.8

Sales, General and Administrative. Sales, general and administrative expense for the three months ended September 30, 2008 was $2.5 million, compared to $8.1 million for the three months ended September 30, 2007. The $5.6 million, or 69%, decrease in sales, general and administrative expense was primarily due to $3.1 million in reduced salary and benefit expenses and $0.6 million in reduced compensation expense related to our January 2008 restructuring, as well as $1.7 million in decreased advertising expenses as a result of our decision to discontinue active promotional efforts for BiDil in January 2008.

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

In the first quarter of 2008, we recorded restructuring charges of $2.7 million, which were comprised of severance benefits of $2.6 million related to the reduction of our employee headcount from approximately 90 to approximately 6 positions, and impairment charges of $0.1 million for disposal of computer equipment. The severance benefit charges were recorded in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits, or SFAS 112, for contractual termination benefits for certain executives and SFAS 146 for one-time termination benefits for the remainder of employees terminated. As of September 30, 2008, we owed $0.1 million for salary continuation payments. As a result of this restructuring, we estimate that our operating expenses related to research and development and sales, general and administrative functions for the year ending December 31, 2008 will be approximately $14 million to $16 million, including share-based compensation expense related to Statement of Financial Accounting Standards No. 123(R), but excluding cost of product sales  and charges related to our January 2008 restructuring.

Leasing Arrangements. In May 2008, we entered into an assignment of lease and assumption agreement with Cubist Pharmaceuticals, Inc., or Cubist, pursuant to which we assigned to Cubist our lease of approximately 19,815 square feet of office space in Lexington, Massachusetts.  Concurrent with the execution of this assignment agreement, we entered into a sublease with Cubist, pursuant to which we agreed to sublease approximately 4,000 square feet of office space covered under the assigned lease.  The initial term of this sublease was for three months beginning on June 1, 2008.  Upon the expiration of the initial term, we have the right to extend the sublease, without notice, on a month-to-month basis. We have elected to extend the sublease on a month-to-month basis subsequent to the expiration of the initial term. Pursuant to the terms of the sublease, we are obligated to pay rent to Cubist in the amount of approximately $9,200 per month in advance.

Stock-based Compensation Expense. We recognized $0.3 million and $1.3 million in stock-based compensation expense for the three months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the total unrecognized compensation cost related to unvested awards was approximately $1.9 million, which will be recognized over a weighted average period of 1.9 years.

Non-Operating Income. Non-operating income was $35,000 for the three months ended September 30, 2008, compared to $381,000 for the three months ended September 30, 2007. The $346,000, or 91%, decrease for the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007 is primarily due to a $148,000 reduction in interest expense incurred on long-term debt, offset by lower fund balances available for investment and an impairment charge of $45,000 related to auction rate securities.

Nine Months Ended September 30, 2008 and 2007

Revenue. Total revenue for the nine months ended September 30, 2008 was $11.8 million, compared to $11.0 million for the nine months ended September 30, 2007. Product sales of BiDil accounted for all of the revenue for the nine month periods ended September 30, 2008 and 2007. The increase in product revenue in the 2008 period is due to increased shipments of BiDil.

Cost of Product Sales. Cost of product sales was $2.9 million for the nine month period ended September 30, 2008, compared to $2.2 million for the nine month period ended September 30, 2007. The increase in cost of product sales in the 2008 period is primarily due to the payment of $0.8 million to Dr. Jay Cohn in connection with specified amendments to our licensing agreement with him. For the nine month periods ended September 30, 2008 and 2007, we recorded inventory impairment charges of $0.5 million and $0.5 million, respectively. These inventory impairment charges were related to commercial trade, patient sample inventory product and raw materials in excess of expected future inventory requirements and future purchase commitments, based on our current sales forecast.

Research and Development. Research and development expense for the nine months ended September 30, 2008 was $2.6 million, compared to $9.7 million for the nine months ended September 30, 2007. The $7.1 million, or 73%, decrease in research and development expenses in the current period was primarily due to a $2.7 million reduction in headcount and related compensation expenses as a result of our January 2008 restructuring, a $1.9 million decrease in medical expenditures supporting the commercialization of BiDil and a $2.4 million decrease in spending related to the development of BiDil XR.

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the nine month periods ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
Research and Development Program (in millions)
BiDil	$1.1	$4.0
BiDil XR	1.5	5.6
Other discovery research	—	0.1
Total research and development expense	$2.6	$9.7

Sales, General and Administrative. Sales, general and administrative expense for the nine months ended September 30, 2008 was $8.4 million, compared to $23.7 million for the nine months ended September 30, 2007. The $15.3 million, or 64%, decrease in sales, general and administrative expense was primarily due to $8.4 million in reduced salary and benefit expenses and $2.1 million in reduced compensation expense as a result of our January 2008 restructuring, as well as $4.3 million in decreased advertising expenses as a result of our decision to discontinue active promotional efforts for BiDil in January 2008.

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

In the first quarter of 2008, we recorded restructuring charges of $2.7 million, which were comprised of severance benefits of $2.6 million related to the reduction of our employee headcount from approximately 90 to approximately 6 positions, and impairment charges of $0.1 million for disposal of computer equipment. The severance benefit charges were recorded in accordance with SFAS 112 for contractual termination benefits for certain executives and SFAS 146 for one-time termination benefits for the remainder of employees terminated. As of September 30, 2008, we owed $0.1 million for salary continuation payments. As a result of this restructuring, we estimate that our operating expenses related to research and development and sales, general and administrative functions for the year ending December 31, 2008 will be approximately $14 million to $16 million, including share-based compensation expense related to Statement of Financial Accounting Standards No. 123(R), but excluding cost of product sales  and charges related to our January 2008 restructuring.

Leasing Arrangements. In May 2008, we entered into an assignment of lease and assumption agreement with Cubist, pursuant to which we assigned to Cubist our lease of approximately 19,815 square feet of office space in Lexington, Massachusetts.  Concurrent with the execution of this assignment agreement, we entered into a sublease with Cubist, pursuant to which we agreed to sublease approximately 4,000 square feet of office space covered under the assigned lease.  The initial term of this sublease was for three months beginning on June 1, 2008.  Upon the expiration of the initial term, we have the right to extend the sublease, without notice, on a month-to-month basis.  We have elected to extend the sublease on a month-to-month basis subsequent to the expiration of the initial term. Pursuant to the terms of the sublease, we are obligated to pay rent to Cubist in the amount of approximately $9,200 per month in advance.

Stock-based Compensation Expense. We recognized $1.1 million and $4.7 million in stock-based compensation expense for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the total unrecognized compensation cost related to unvested awards was approximately $1.9 million, which will be recognized over a weighted average period of 1.9 years.

Non-Operating Income. Non-operating income was $0.4 million for the nine months ended September 30, 2008, compared to $0.9 million for the nine months ended September 30, 2007. The $0.5 million, or 59%, decrease for the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007 is primarily due to lower fund balances available for investment and impairment charges of $0.1 million related to auction rate securities, offset by a $0.5 million reduction in interest expense incurred on long-term debt.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from our collaborative partners and, more recently, sales of BiDil. As of September 30, 2008, we have received net proceeds of $321.2 million from the issuance of equity securities, including net proceeds of $18.2 million from our registered direct offering in May 2007.

At September 30, 2008, we had $17.8 million in cash, cash equivalents and short-term marketable securities, which excludes $1.6 million of auction rate securities that were classified as long-term marketable securities due to liquidity constraints.

During the nine months ended September 30, 2008, operating activities used cash of $8.7 million, primarily due to a net loss of $4.6 million and decreases in accounts payable and accrued expenses of $5.8 million, offset by stock-based compensation expense of $1.1 million.

During the nine months ended September 30, 2008, investing activities provided cash of $17.6 million, primarily due to net sales of marketable securities.

During the nine months ended September 30, 2008, financing activities used cash of $3.5 million, primarily due to $3.7 million in long-term debt payments, offset by $0.3 million in proceeds from employee stock plans.

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

As of September 30, 2008, all marketable securities held by us have maturity dates that range from 2008 to 2045.

As of September 30, 2008, we held approximately $1.6 million of auction rate securities. These auction rate securities are comprised of approximately $1.3 million of preferred stock closed-end fund auction rate securities and a $0.3 million government-backed student loan auction rate security. Auction rate securities are securities that are structured to allow for short-term interest rate resets, but with contractual maturity dates that can be well in excess of ten years. Auctions have historically provided a liquid market for these securities. However, beginning in February 2008, the majority of auction rate securities in the marketplace failed at auction due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these securities resetting to predetermined rates within the underlying loan agreement, which might be higher or lower than the current market rate of interest. Our ability to liquidate our auction rate securities and fully recover the carrying value of our investments in the near term may be limited or not exist. In the event that we need to access our investments in these auction rate securities, we will not be able to do so until a future auction of these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, or the securities mature, which could be in as many as 37 years. As a result of these factors, we recorded impairment charges of $45,000 and $97,000 for the three and nine month periods ended September 30, 2008, respectively. We may be required to record additional impairment charges on these investments from time to time.

As of September 30, 2008, we classify our auction rate securities as long-term marketable securities, reflecting management’s determination that these securities may not be liquidated within one year due to the auction failures described above. We have not experienced any realized losses on sales of auction rate securities in 2008.

For the nine months ended September 30, 2008, the cumulative impairments recorded by us include an impairment of $16,000 on our government-backed student loan auction rate security and an impairment of $81,000 on our preferred stock closed-end fund auction rate securities.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than five years
Operating lease (1)	$—	$—	$—	$—	$—
Purchase obligations (2)	324,000	324,000	—	—	—
License milestones (3)	—	—	—	—	—
Total	$324,000	$324,000	$—	$—	$—

(1)  In May 2008, we entered into a sublease with Cubist, pursuant to which we agreed to sublease approximately 4,000 square feet of office space at a rate of approximately $9,200 per month in advance. The initial term of this sublease was for three months beginning on June 1, 2008.  Upon the expiration of the initial term, we have the right to extend the sublease, without notice, on a month-to-month basis.

(2)  In April and July 2008, we placed binding purchase orders totaling $324,000 with Schwarz Pharma for production of BiDil finished goods during the fourth quarter of 2008.

(3)  In February 2007, we entered into a License Agreement with Elan, pursuant to which we may be obligated to pay certain milestone payments in the aggregate amount of $2.5 million, of which $250,000 was paid in the first quarter of 2007. We are uncertain as to the timing of future payments, if any, pursuant to the terms of the License Agreement.

In January 2008, we ceased actively promoting sales of BiDil, which is our only significant source of revenue. As described above under “– Recent Developments,” in October 2008 we entered into an agreement to sell our BiDil drug business, including BiDil XR, to JHP Pharmaceuticals. Pending the successful sale of our BiDil drug business to JHP Pharmaceuticals, if at all, we expect to incur operating expenses going forward primarily related to keeping BiDil available on the market prior to the consummation of that asset sale. Whether or not the BiDil drug business asset sale is completed, we believe that our existing sources of liquidity and the cash expected to be generated from future sales of BiDil, together with the significant reduction in expenditures as a result of our January 2008 restructuring, will be sufficient to fund our operations for at least the next twelve months. However, our future capital requirements, and the period in which we expect our current cash to support our operations, may vary due to a number of factors, including the following:

•                  our ability to successfully consummate one or more strategic arrangements relating to our business and assets, including the planned sale of the BiDil drug business, and the expenses related to any such transactions;

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

•                  the cost of maintaining licenses to use patented technologies;

•                  unfavorable conditions in the capital markets, which may adversely affect the liquidity and value of our investments; and

•                  general global and domestic economic conditions, including inflation, recessionary risks and volatile energy costs.

We are also continuing to consider and explore strategic alternatives for our remaining business and assets that may include, without limitation, a business combination, a divestiture of any remaining assets, or another similar transaction or transactions.   If we are unable to successfully consummate one or more of such strategic transactions, we may be required to cease our operations and dissolve our business, including seeking to liquidate our remaining assets and discharge any remaining liabilities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue and related reserves, the net realizable value of inventory, accrued expenses and the factors used to determine the fair value assigned to our stock options. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no material changes in our judgments or estimates during the third quarter of 2008. For a detailed explanation of the judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2007, which is on file with the Securities and Exchange Commission, or SEC.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate and U.S. government-related securities, directly or through managed funds, with maturity dates of two years or less. In addition, we hold auction rate securities that reset monthly. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2008, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including U.S. government agencies, corporate notes and bonds, commercial paper, and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

As of September 30, 2008, all marketable securities held by us have maturity dates that range from 2008 to 2045.

As of September 30, 2008, we held approximately $1.6 million of auction rate securities. These auction rate securities are comprised of approximately $1.3 million of preferred stock closed-end fund auction rate securities and a $0.3 million government-backed student loan auction rate security. Auctions have historically provided a liquid market for these securities. However, beginning in February 2008, the majority of auction rate securities in the marketplace failed at auction due to sell orders exceeding buy orders. Our ability to liquidate our auction rate securities and fully recover the carrying value of our investments in the near term may be limited or not exist. In the event that we need to access our investments in these auction rate securities, we will not be able to do so until a future auction of these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, or the securities mature, which could be in as many as 37 years. As a result of these factors, we recorded impairment charges of $45,000 and $97,000 for the three and nine months ended September 30, 2008, respectively.  We may be required to record additional impairment charges on these investments from time to time.

As of September 30, 2008, we classify our auction rate securities as long-term marketable securities, reflecting management’s determination that these securities may not be liquidated within one year due to the auction failures described above. We have not experienced any realized losses on sales of auction rate securities in 2008.

For the nine months ended September 30, 2008, the cumulative impairments recorded by us include an impairment of $16,000 on our government-backed student loan auction rate security and an impairment of $81,000 on our preferred stock closed-end fund auction rate securities.

Item 4.   Controls and Procedures

Our chief executive officer and interim chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this Quarterly Report on

Form 10-Q, in evaluating NitroMed and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected.

Until the closing of the proposed sale of our BiDil drug business to JHP Pharmaceuticals, we expect to continue our commercial activities in accordance with our existing business strategy.  Except as specifically described below, the following discussion of  risks related to our business, operations, financial condition and prospects does not reflect changes to our business that will occur if we consummate the proposed asset sale with JHP Pharmaceuticals.

The following risk factors restate and supersede the risk factors previously disclosed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2007.

Risks Relating to Our Business, Strategy and Financial Condition

If we fail to complete the asset sale we will have limited resources with which to continue to operate our business and we may not be able to successfully complete any other strategic transactions for the sale or other divestiture of our BiDil business or remaining assets.

The consummation of the proposed asset sale with JHP Pharmaceuticals is subject to a number of closing conditions, including that our stockholders approve the transaction and that regulatory and other consents are obtained from third parties. The obligation of JHP Pharmaceuticals to complete the transaction is also subject to the absence of changes or circumstances that are materially adverse to the business, financial condition or results of operations of the BiDil drug business as a whole, or that materially impair our ability to complete the transaction. Our obligation to complete the asset sale is subject to the absence of a material adverse effect on the ability of JHP Pharmaceuticals to complete the purchase of the assets. If the closing conditions for the transaction are not satisfied, then the asset sale agreement can be terminated. We have determined to discontinue active promotion of BiDil and currently have very limited manpower with which to operate our business and also have limited cash resources to fund our operations. As such, if the asset purchase agreement is terminated and/or we are otherwise not able to consummate the asset sale, we will have limited ability to continue our operations. If we do not complete the asset sale, we will review all options for continuing operations and potentially seek to sell our stock or assets to a third party. However, a third party may not offer to purchase these assets for a price equal to or greater than the price proposed to be paid by JHP Pharmaceuticals, and we may not be able to sell the assets at all.

We are also continuing to consider and explore strategic alternatives for our remaining business and assets that are intended to maximize shareholder value. These strategic alternatives may include, without limitation, a business combination with a company that is believed to have significant unrealized value or growth potential, a divestiture of any remaining assets, or another similar transaction or transactions. We can not assure you that we will successfully consummate one or more further strategic transactions on favorable terms, or at all. If we are unable to successfully consummate one or more of such strategic transactions, we may be required to cease our operations and dissolve our business, including seeking to liquidate our remaining assets and discharge any remaining liabilities. We can not give you any assurances as to the amount of liquidation proceeds that might eventually be distributed to stockholders or the timing of such distribution, if any. Moreover, if we decide to dissolve and liquidate our assets, that action would require the approval of the holders of the majority of our then outstanding shares of common stock, and we can not give any assurances as to the amount of liquidation proceeds that might eventually be distributed to our stockholders.

We have discontinued active promotional activities related to our only commercially-available product, BiDil, which is likely to significantly adversely affect our future revenue and our ability to continue to fund our operations.

In January 2008, we discontinued active promotional activities for BiDil based upon our determination that the successful commercialization of BiDil requires a magnitude of resources that we cannot currently allocate to the program, as well as our plans at that time to conserve cash in order to pursue the development of BiDil XR. We concurrently implemented a restructuring plan that eliminated approximately 80 positions, and our reduced headcount now stands at approximately six positions. Although we have discontinued our promotional activities for BiDil, we continue to manufacture and sell BiDil and maintain the product on the market for patients through normal wholesale and retail channels. We have also conducted limited advertising in select medical publications, and have utilized a third-party marketing firm to contact healthcare professionals on our behalf, in each case in an effort to maintain a limited market presence for BiDil.

Unless and until we complete a divestiture of BiDil, we expect to incur operating expenses going forward primarily related to keeping BiDil available on the market. We expect to fund a substantial portion of these operating expenses through ongoing BiDil sales. We believe that the elimination of our sales force and discontinuation of our active promotional efforts related to BiDil is likely to result in a decline in BiDil prescriptions by healthcare providers and could also adversely affect the willingness of third party payors to provide reimbursement at favorable levels. If physicians do not continue to prescribe BiDil in sufficient quantities, and/or if managed care providers remove BiDil from a preferential reimbursement tier on their plan formularies, then our future revenue from sales of BiDil will decline significantly, and we may not generate sufficient capital to fund our continued operations.

We have a history of operating losses and if we are not able to consummate the asset sale, we will require substantial additional cash to fund our operating plan, including supporting any continued sales of BiDil and/or the development and commercialization of BiDil XR. If such additional capital is not available, we may be required to cease our operations.

We have experienced significant operating losses since our inception in 1992. As of September 30, 2008, we had an accumulated deficit of $350.0 million.  We have incurred losses in all but one quarter since our inception, we have discontinued active promotion of BiDil, and we may incur losses in future periods. Losses that we may incur in the future could fluctuate from quarter to quarter, and these fluctuations could be substantial.

In January 2008, we ceased actively promoting sales of BiDil, which is our only significant source of revenue. Pending the successful sale of our BiDil drug business to JHP Pharmaceuticals, we expect to incur operating expenses going forward primarily related to keeping BiDil available on the market prior to the consummation of that asset sale. Whether or not the BiDil drug business asset sale is completed, we believe that our existing sources of liquidity and the cash expected to be generated from future sales of BiDil, together with the significant reduction in expenditures as a result of our January 2008 restructuring, will be sufficient to fund our operations for at least the next twelve months. However, our future capital requirements, and the period in which we expect our current cash to support our operations, may vary due to a number of factors, including the following:

•                  our ability to successfully consummate one or more strategic arrangements relating to our business and assets, including the planned sale of the BiDil drug business, and the expenses related to any such transactions;

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

•                  the cost of maintaining licenses to use patented technologies;

•                   unfavorable conditions in the capital markets, which may adversely affect the value and liquidity of our investments; and

•                   general global and domestic economic conditions, including inflation, recessionary risks and volatile energy costs.

We are also continuing to consider and explore strategic alternatives for our remaining business and assets that may include, without limitation, a business combination, a divestiture of any remaining assets, or another similar transaction or transactions.   If we are unable to successfully consummate one or more of such strategic transactions, we may be required to cease our operations and dissolve our business, including seeking to liquidate our remaining assets and discharge any remaining liabilities.

We will incur significant expenses in connection with the asset sale, and could be required to make significant payments if the agreement is terminated under certain conditions, either of which could adversely affect our financial condition and cause our stock price to decline.

We could be obligated to pay JHP Pharmaceuticals a termination fee of up to approximately $936,000 under certain circumstances or to reimburse JHP Pharmaceuticals for up to $500,000 in expenses in connection with the termination of the asset purchase agreement, if, among other things, (a) our stockholders fail to approve the asset sale proposal presented at the special meeting,  (b) at or prior to the time of such failure, an acquisition proposal relating to us was announced, disclosed or otherwise communicated to our board of directors or stockholders and (c) within 12 months after the termination of the asset purchase agreement we enter into or consummate an acquisition transaction. In addition, we have incurred and expect to continue to incur significant expenses related to the proposed transaction.  These fees and expenses are payable by us even if the transaction is not consummated.

Any significant expenses or payment obligations incurred by us in connection with the asset sale could adversely affect our financial condition and our ability to continue to fund our operations, and could cause our stock price to further decline.

If we fail to regain compliance with the requirements for continued listing on The NASDAQ Global Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital or enter into strategic transactions.

On September 16, 2008, we received a letter from the NASDAQ Stock Market’s Listing Qualifications Department providing notification that, for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market, referred to as the minimum bid price rule. NASDAQ stated in such notification that, in accordance with the NASDAQ Marketplace Rules, we have 180 calendar days, or until March 16, 2009, to regain compliance with the minimum bid price rule.  On October 22, 2008, we received an additional letter from NASDAQ to advise us that it has suspended enforcement of the bid price requirements for all NASDAQ listed companies through January 19, 2009.  The bid price rules will be reinstated on January 20, 2009.  As a result of this suspension, NASDAQ has informed us that, because we still had 151 days remaining in our 180 day compliance period as of the suspension date, upon reinstatement of the bid price rules on January 20, 2009, we will still have that number of days, or until June 19, 2009, to regain compliance.

NASDAQ has notified us that if, at any time before June 19, 2009, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide written notification that we have achieved compliance with the minimum bid price rule.  However, NASDAQ may, in its discretion, require that we maintain a bid price of in excess of $1.00 for a period in excess of 10 days, but generally no more than 20 days, before determining that we have demonstrated the ability to maintain long-term compliance.  If we do not regain compliance with the minimum bid price rule by June 19, 2009, NASDAQ will provide written notification that our securities will be delisted from The NASDAQ Global Market.  At that time, we may appeal NASDAQ’s determination to delist our securities to a NASDAQ Listing Qualifications Panel.  We cannot assure you that any such appeal, if made, would be successful.  Alternatively, in the event such delisting is based solely upon non-compliance with the minimum bid price rule, we could apply to transfer our securities to The NASDAQ Capital Market, provided that we satisfy the requirements for initial listing on such market, other than the minimum bid price rule.  If such an application were approved and we otherwise maintain the listing requirements for The NASDAQ Capital Market, other than the minimum bid price requirement, we would be afforded the remainder of The NASDAQ Capital Market’s second 180 calendar day grace period in order to regain compliance with the minimum bid price rule.

There are many factors that may adversely affect our minimum bid price, including those described throughout this section titled “Risk Factors.” Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the minimum bid price rule in the long term. Any potential delisting of our common stock from The NASDAQ Global Market would make it more difficult for our stockholders to sell our common stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

In the event that the sale of the BiDil drug business is not completed in a timely manner, or at all, and/or if we do not maintain an adequate level of revenue from sales of BiDil given our lack of promotional activities, the availability of cash to fund our planned development of BiDil XR will significantly decline, our BiDil XR development efforts may not be successful and our business may fail.

Unless and until we successfully consummate one or more significant strategic transactions, we will depend upon continued sales of BiDil to fund a substantial portion of our costs and expenses to develop BiDil XR. In January 2008, we discontinued active promotional efforts related to BiDil, and we intend only to expend the resources necessary to maintain BiDil on the market for patients through normal wholesale and retail channels. As a result of our lack of active promotional efforts for BiDil, sales of BiDil may decline rapidly. Our inability to successfully generate further revenue from BiDil sales will adversely affect our ability to seek to advance the development of BiDil XR, in which case we may be required to further curtail or cease our operations.

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

We do not physically manufacture BiDil and have no plans to do so. We have engaged Schwarz Pharma under a five-year exclusive manufacturing and supply agreement solely for the three times daily immediate release dosage formulation of BiDil. Under the supply agreement, we have the right to engage a backup manufacturer but do not currently have any backup manufacturing agreement in place. The terms of the supply agreement provide that it may be terminated by either us or Schwarz Pharma under specified circumstances, including a material breach of the supply agreement by either party, the occurrence of a payment default by us, a material impairment of the manufacturing licenses we have granted to Schwarz Pharma or a failure of Schwarz Pharma to supply conforming products. In addition, either party may terminate the supply agreement in the event the FDA takes any action, the result of which is to permanently prohibit the manufacture, sale or use of the product.

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

We rely on Sumitomo Corp. for our supply of hydralazine hydrochloride, one of the two active ingredients in BiDil. Sumitomo is currently the only supplier which is qualified to provide hydralazine hydrochloride for the manufacture of BiDil. We do not have any agreement with Sumitomo regarding the supply of hydralazine hydrochloride. If Sumitomo stops manufacturing or is unable to manufacture hydralazine hydrochloride, or if we are unable to procure hydralazine hydrochloride from Sumitomo on commercially favorable terms, we will need to identify, qualify, and obtain FDA approval of a new drug application, or NDA, supplement for an alternative manufacturer/supplier of hydralazine hydrochloride. If we are unable or are delayed in doing this, we may be unable to continue to sell BiDil on commercially viable terms, if at all, or the supply of BiDil may be interrupted. Furthermore, because Sumitomo is currently the sole qualified supplier of hydralazine hydrochloride for the manufacture of BiDil, Sumitomo exercises control over the price of hydralazine hydrochloride that we purchase. Any increase in the price for hydralazine hydrochloride may reduce our gross margins and adversely affect our ability to sell BiDil at a favorable price, unless an alternative manufacturer/supplier can be identified and qualified, a NDA supplement for the use of this manufacturer/supplier can be approved by the FDA, and a favorable price can be negotiated.

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

•                  difficulty obtaining or maintaining internal review board approval of studies;

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

Securing FDA approval may require the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. BiDil XR may not be effective, may be only moderately effective or may prove to have undesirable side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use.

The process of obtaining regulatory approvals is expensive and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidate involved. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The FDA has substantial discretion in the approval process and may refuse to accept any application, or the FDA may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited in scope or subject to restrictions or post-approval commitments that render the product not commercially viable. If any regulatory approval that we obtain is delayed or is limited, we may decide not to commercialize BiDil XR after receiving the approval.

The development and future commercialization of BiDil XR may be terminated or delayed, and the cost of development and future commercialization may increase, if third parties on whom we rely to manufacture BiDil XR do not fulfill their obligations.

We do not have manufacturing capabilities for BiDil XR and have no current plans to develop any such capacity in the future. In order to continue to develop BiDil XR, apply for regulatory approvals and commercialize this product, we plan to rely on our collaborative licensor, Elan, for the production of clinical and commercial quantities of BiDil XR. In addition, contract manufacturers are subject to ongoing periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with current Good Manufacturing Practices, or cGMP, and other governmental regulations and corresponding foreign standards. The cGMP requirements govern, among other things, quality control of the manufacturing process and documentation of policies and procedures. Other than through contract, we do not have control over compliance by our contract manufacturers with these regulations and standards. Our present or future contract manufacturers may not be able to comply with cGMP and other FDA requirements or similar regulatory requirements outside the United States. Any failure by our contract manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of BiDil XR, delays, suspension or withdrawal of approvals, seizures or recalls of such product candidate, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect our business. We will depend upon these third parties to perform their obligations in a timely manner and in accordance with applicable laws and regulations, including those related to quality control and quality assurance. To the extent that third-party manufacturers with whom we contract fail to perform their obligations in accordance with applicable laws and regulations, we may be adversely affected in a number of ways, including:

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

We have no composition of matter patent covering BiDil, our product for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapy. BiDil is a fixed-dose combination of two individual components, isosorbide dinitrate and hydralazine hydrochloride, both of which are available in generic form and are approved and separately marketed in dosages similar to those we include in BiDil for indications other than heart failure at prices below the prices we are charging for BiDil. We have two issued method-of-use patents that expire in 2020. One patent covers the use of the combination of isosorbide dinitrate and hydralazine hydrochloride to reduce mortality associated with chronic congestive heart failure, for improving the oxygen consumption, for improving the quality of life or for improving exercise tolerance in a black patient. The other patent covers the use of the combination of isosorbide dinitrate and hydralazine hydrochloride in certain dosage amounts for reducing mortality associated with heart failure in a black patient. Our method of use patent that covered the use of the combination of isosorbide dinitrate and hydralazine hydrochloride to reduce the incidence of mortality associated with chronic congestive heart failure expired in accordance with its terms in April 2007.

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

If we are not able to obtain and enforce patent protection for our discoveries, our ability to divest our product candidates and technologies will be harmed, and we may not be able to operate our business profitably.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we developed under the patent and other intellectual property laws of the United States and other countries, in order to prevent others from using our inventions and proprietary information. Because certain United States patent applications are confidential until patents issue, such as applications filed prior to November 29, 2000, or applications filed after such date which will not be filed in foreign countries, third parties may have filed patent applications for technology covered by our pending patent applications without us being aware of those applications, and our patent applications may not have priority over patent applications of others.

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

If we become involved in patent litigation or other proceedings to enforce our patent rights, we would incur substantial costs and expenses, could incur substantial liability for damages, and could be required to stop product development and commercialization efforts.

A third party may sue us for infringing on its patent rights. Likewise, we may need to resort to litigation to enforce a patent issued to us or to seek a declaratory judgment on the scope and validity of third-party proprietary rights. The cost to us of any litigation or other proceedings relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert management’s efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from litigation could limit our ability to continue our operations.

If a third party is able to successfully claim that the development or use by us of proprietary technologies infringes upon their intellectual property rights, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license on terms that are unfavorable to us. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to effectively market some of our technology and product candidates, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating sufficient revenue to sustain our operations.

Our in-licenses are a significant portion of our principal proprietary technologies, and if we fail to comply with our obligations under any of the related agreements, we could lose license rights that are necessary to commercializing BiDil and divesting or out-licensing our other product candidates.

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

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs. Because of the far-reaching nature of these laws, we may be required to alter or discontinue one or more of our practices to be in compliance with these laws. Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our business, financial condition and results of operations. Moreover, if there is a change in law, regulation or administrative or judicial interpretations, we may have to change or discontinue our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations.

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

We face significant competition and our ability to successfully compete has been significantly adversely affected by our discontinuation of promotional activities for BiDil, which may result in others commercializing competitive products more successfully.

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

There are a number of companies currently marketing and selling products to treat heart failure in the general population that compete with BiDil. These include GlaxoSmithKline, plc, which currently markets Coreg®, Merck & Co., Inc., which currently markets Vasotec® and Astra Zeneca, plc, which currently markets Toprol XL®. We also compete on the basis of the availability in generic form and at substantially lower prices of the individual components that constitute BiDil (isosorbide dinitrate, which is separately marketed for angina, and hydralazine hydrochloride, which is separately marketed for hypertension). Although these generic components are not bioequivalent to BiDil, physicians have prescribed them in lieu of prescribing BiDil and may continue to do so in the future.

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

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of our common stock has been and may continue to be highly volatile. During the period from January 1, 2006 to October 31, 2008, our stock price ranged from a low of $0.15 per share on October 8, 2008 to a high of $14.90 per share on January 9, 2006. The following factors, among others, may affect the price of our common stock:

•                  fluctuations in our financial results, including with respect to sales of BiDil;

•                  announcements concerning fundamental or material corporate transactions, restructuring or the like, or our failure to successfully consummate any such transactions;

•                  general market conditions, both domestic and international;

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

•                  fluctuations in price and volume in the stock market in general, or in the trading of the stock of biopharmaceutical and biotechnology companies in particular, that are unrelated to our operating performance; and

•                  sales of common stock by existing stockholders and/or the perception that such issuances or sales could occur.

Insiders have substantial control over us and could delay or prevent a change in corporate control.

As of October 31, 2008, our directors and executive officers, together with their affiliates, owned, in the aggregate, approximately 33% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, could have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Pending the completion of the asset sale, we may not be able to enter into a business combination with another party because of restrictions in the asset sale agreement.

Covenants in the asset sale agreement impede our ability to complete specified transactions that are not in the ordinary course of business pending completion of the asset sale.  Moreover, while the asset sale agreement is in effect, we are prohibited from soliciting, initiating, encouraging and/or taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to, or entering into discussions or negotiations with regard to, an acquisition proposal with any third party, subject to specified exceptions.  Any such acquisition proposal could be favorable to our stockholders.

Substantially all of our outstanding common stock may be sold into the market at any time. This could cause the market price of our common stock to drop significantly.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 31, 2008, there were 46,076,551 shares of common stock outstanding. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options and restricted stock awards. The sale of the common stock underlying these options and pursuant to these restricted stock awards after such time as the options and restricted stock awards have vested and become exercisable or free from forfeiture, as the case may be, could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We may incur significant costs and suffer management distraction and damage to our reputation from class action litigation.

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

Item 5.    Other Information

On October 31, 2008, we entered into a consulting agreement with Jane A. Kramer, our former vice president of corporate affairs. Pursuant to the terms of the consulting agreement, Ms. Kramer provides us with consulting services related to corporate communications and investor relations, and we compensate Ms. Kramer at a rate of $175.00 per hour. The initial term of the consulting agreement runs until April 30, 2009, and the agreement provides that either party may terminate the agreement upon ten days written notice. The consulting agreement also imposes customary obligations regarding inventions and proprietary information, which obligations are retroactively effective as of the date of her separation of service. Prior to entering into this agreement, Ms. Kramer provided consulting services to us from time to time at an hourly rate of $250.00 per hour pursuant to an oral arrangement.

The foregoing description of the consulting agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the consulting agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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
Kenneth M. Bate
President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)
Date: November 6, 2008

EXHIBIT INDEX

Exhibit Number	Description
*10.1	Letter Agreement, dated as of September 5, 2008, between NitroMed, Inc. and Jay N. Cohn, M.D.
10.2	Consulting Agreement, dated as of October 31, 2008, between NitroMed, Inc. and Jane A. Kramer.
10.3

Purchase and Sale Agreement, dated as of October 22, 2008, by and between NitroMed, Inc. and JHP Pharmaceuticals, LLC, filed as an exhibit to NitroMed’s Current Report on Form 8-K (File No. 000-50439) filed on October 23, 2008 and incorporated herein by reference.

10.4

Voting Agreement, dated October 22, 2008, by and between NitroMed, Inc., JHP Pharmaceuticals, LLC and certain funds affiliated with HealthCare Ventures LLC, Rho Ventures and Invus Public Equities, L.P., filed as an exhibit to NitroMed’s Current Report on Form 8-K (File No. 000-50439) filed on October 23, 2008 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission