Form 10-K
period 2008-12-31
NITROMED INC
filed 2009-03-19
CIK 927829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(f) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 000-50439

NITROMED, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3159793 (IRS Employer Identification No.)

45 Hayden Avenue, Suite 3000, Lexington, Massachusetts (Address of principal executive offices)	02421 (Zip Code)

Registrant’s telephone number, including area code: (781) 266-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	The NASDAQ Global Market

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was approximately $31,248,000, based on the price at which the registrant’s common stock was last sold on June 30, 2008.

As of March 17, 2009, there were 46,085,133 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement for the annual meeting of stockholders, which are to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2008, are incorporated by reference into Part III of this report.

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

PART I

ITEM 1.  BUSINESS

Recent Development — Proposed Merger with Deerfield Management

On January 27, 2009, we entered into an agreement and plan of merger with certain entities affiliated with Deerfield Management, a healthcare investment organization, which we refer to collectively as Deerfield Management. As of the date of the merger agreement, Deerfield Management owned approximately 11% of our outstanding common stock.

At the effective time of the merger with Deerfield Management, each outstanding share of our common stock will be converted into the right to receive $0.80 per share in cash, subject to adjustment if our net cash balance at the closing of the merger is greater than or less than $12.3 million, as calculated pursuant to the terms of the merger agreement. In addition, all outstanding options to purchase our common stock will become accelerated in full immediately prior to the effective time of the merger. Any option not exercised prior to the effective time of the merger will be converted automatically into the right to receive cash in an amount equal to the excess, if any, of the merger consideration per share of common stock over the exercise price of the option, multiplied by the number of shares of common stock underlying the option. The merger agreement includes a “go-shop” provision that allowed us to solicit, negotiate and evaluate competing acquisition proposals during a post-signing period that ended on February 26, 2009. We solicited, but did not receive any alternative acquisition proposals prior to the termination of the go-shop period. We currently expect to complete the merger with Deerfield Management in the second quarter of 2009 following the satisfaction or waiver of all conditions to the merger, including the adoption of the merger agreement by our stockholders at a special meeting of stockholders, which is currently scheduled for April 22, 2009.

Prior to entering into the merger agreement with Deerfield Management, we terminated our previously announced purchase and sale agreement with JHP Pharmaceuticals, LLC and our previously announced agreement and plan of merger with Archemix Corp. in accordance with the terms of each of those agreements, including the payment of termination fees. In connection with the termination of the JHP purchase and sale agreement, we paid a fee of approximately $900,000 to JHP. In connection with the termination of the Archemix merger agreement, we paid a fee of $1,500,000 to Archemix.

BiDil

We are the maker of BiDil, which is indicated for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapies. BiDil is an orally administered fixed-dose combination of isosorbide dinitrate and hydralazine hydrochloride. The U.S. Food and Drug Administration, or FDA, approved BiDil in June 2005 and we commercially launched BiDil in July 2005.

In January 2008, we discontinued active promotional efforts for BiDil based upon our determination that the successful commercialization of BiDil requires a magnitude of resources that we cannot allocate to the program, as well as our plans to conserve cash in order to pursue the development of BiDil XR, an extended release formulation of BiDil. We concurrently implemented a restructuring plan in which we immediately and significantly reduced our workforce. Although we have discontinued active promotional efforts related to BiDil, we continue to contract for the manufacturing of, and to sell, BiDil and maintain the product on the market for patients through normal wholesale and retail channels. We have also conducted limited advertising in select medical publications, and have utilized a third-party marketing firm to contact healthcare professionals on our behalf, in each case in an effort to maintain a limited market presence for BiDil.

Our January 2008 restructuring follows the elimination of our discovery research program in March 2006 and the replacement of our sales force with a small team of senior cardiovascular business managers in October 2006. The January 2008 restructuring also follows our efforts in August 2007 to deploy an expanded field organization designed to focus on selected prescriber targets.

BiDil XR

BiDil is an orally-administered medicine that is presently dosed three times daily. In connection with our efforts to develop BiDil XR as a once-daily formulation, in February 2007 we entered into a license agreement with Elan Pharma International Limited, or Elan, pursuant to which Elan granted to us an exclusive worldwide royalty-bearing license to specified sustained-release technology owned or controlled by Elan. In addition to our obligation to pay Elan a royalty on net sales, if any, we have also agreed to pay Elan specified amounts upon the achievement of specified development and commercialization milestone events set forth in the agreement.

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

In conjunction with entering into the license agreement with Elan, we also entered into a development agreement with an affiliate of Elan, pursuant to which we have conducted the clinical studies on BiDil XR prototypes. Our pilot clinical trials have tested several BiDil XR prototypes and compared their pharmacokinetic profile with BiDil tablets. In preliminary clinical studies in healthy volunteers, we have demonstrated our ability to delay the release of isosorbide dinitrate and hydralazine hydrochloride by varying the amount of coating and ratios of different polymers on beads in capsules. We have continued to develop and refine BiDil XR prototypes as we seek a final formulation. However, additional clinical studies and trials will be required in order to finalize the BiDil XR formulation prior to the commencement of bioequivalence trials.  Based upon our activities in 2008 related to our now terminated agreement with JHP for the purchase and sale of our BiDil and BiDil XR drug business, as well as our determination to enter into a merger agreement with Deerfield Management, we have not yet commenced the next set of clinical trials pursuant to our BiDil XR development plan. We expect to incur minimal expenses in 2009 in connection with BiDil XR development activities.

Nitric Oxide-Enhancing Technologies

In connection with our past research and development programs, we generated intellectual property rights relating to our nitric oxide-enhancing technologies. We are seeking to divest these proprietary technologies through a sale of assets, exclusive license arrangement or other comparable transaction. Since March 2006, we have not conducted any research, and do not have any plans to conduct future research with respect to these technologies.

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

When used in this annual report on Form 10-K, the terms “NitroMed,” “we,” “our” and “us” refer to NitroMed, Inc., unless otherwise specified. We own the following registered U.S. trademarks: NitroMed, BiDil, NitroMed Cares, More Life to Live, and NitroMed’s logo “N.” In addition, we have filed an application for BiDil XR. Other trademarks and service marks appearing in this annual report on Form 10-K are the property of their respective holders.

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

In January 2008, we discontinued active promotional activities for BiDil based upon our determination that the successful commercialization of BiDil requires a magnitude of resources that we cannot allocate to the program, as well as our plans to conserve cash in order to pursue the development of BiDil XR. Although we have discontinued promotional activities related to BiDil, we continue to contract for the manufacture of, and to sell, BiDil and maintain the product on the market for patients through normal wholesale and retail channels.

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

BiDil XR

The current formulation of BiDil is an immediate-release tablet that must be taken three times daily. We have pursued the development of an extended release formulation of BiDil, known as BiDil XR, which is designed to be taken once a day. We believe that BiDil XR could enhance the BiDil market by facilitating greater compliance by patients with their medications schedule, an issue which we believe is more pronounced in a patient population already on a substantial number of concomitant medications. We commenced clinical development of BiDil XR in October 2006, and preliminary clinical studies with BiDil XR have demonstrated proof of principle.

Nitric Oxide-Enhancing Intellectual Property

In March 2006, we eliminated our discovery research programs, and we do not have any plans to conduct future discovery research efforts with respect to our nitric oxide-enhancing technologies. We are seeking to divest these proprietary technologies through a sale of assets, exclusive license arrangement or other comparable transaction. Prior to our March 2006 restructuring, we utilized our nitric oxide expertise and proprietary position to develop product candidates for a variety of medical conditions. Our previous efforts sought to produce nitric oxide-enhancing drug candidates by combining an existing, marketed medicine with a nitric oxide donor, which is a molecule capable of increasing nitric oxide levels in the body. The nitric oxide donor and the existing medicine can be combined together through either a chemical linkage to potentially create a proprietary new chemical entity or through the direct mixing of the medicine and the nitric oxide-enhancing compound to potentially create a patentable new use and dosage form. Our prior research efforts did not result in any commercialized drug products.

Research and Development

Our current development activities have been solely directed to the continued development of BiDil XR. During the fiscal years ended December 31, 2008, 2007 and 2006, our total company-sponsored research and development expenses were $2.8 million, $12.2 million, and $17.0 million, respectively.

Proprietary Rights and Licensing

Our policy is to prosecute and enforce our patents and proprietary technology. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

BiDil.  As of December 31, 2008, NitroMed has two issued U.S. patents that expire in 2020, which relate to co-administration of the components of BiDil. The first U.S. patent covers methods for reducing mortality associated with chronic congestive heart failure, for improving the quality of life, for improving oxygen consumption or for improving exercise tolerance in black patients. The second U.S. patent covers additional claims to specific indications and dosing ranges for the treatment of heart failure and other conditions in black patients. In addition, NitroMed has filed 16 U.S. patent applications and 34 corresponding foreign patent applications that could provide additional patent protection for BiDil.

Nitric Oxide-Enhancing Technologies.  As of December 31, 2008, NitroMed has 31 pending U.S. patent applications and 87 issued U.S. patents and NitroMed also has 37 issued patents and 103 pending patent applications in certain major industrial countries, including Canada, the major European market countries, Australia and Japan generally relating to its nitric oxide-enhancing technologies. These issued U.S. and foreign patents expire on various dates through 2027.

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

The term of the agreement runs in the United States from the effective date of the agreement until the later of (a) the 20th anniversary of the date of the first sale of the product by us or a permitted sublicensee to an unaffiliated third party, which is referred to in the agreement as the first in market sale, or (b) the expiration of the last-to-expire patent for the product listed in the FDA’s “Orange Book.” Elsewhere in the world, the term will run on a country by country basis from the effective date of the agreement until the later of (a) the 20th anniversary of the date of the first in market sale of the product in the country concerned or (b) the expiration of the life of the last to expire patent included in the Elan intellectual property in that country. Following the expiration of the initial term, the agreement shall continue automatically for rolling 3 year periods thereafter, unless the agreement has been terminated by either of the parties by serving 1 year’s written notice on the other party prior to the end of the initial term or any such additional 3 year period. Either Elan or we may terminate the agreement in the event of a material, uncured breach by the other party, or if the other party goes into liquidation or becomes bankrupt or insolvent. In addition, we may terminate the agreement in the event of a technical failure, which is defined as the inability to achieve a pharmacokinetic profile for the product consistent with that of BiDil administered three times daily (at 6 hour intervals). Elan may terminate the agreement with respect to a particular country in the territory in the event that we do not meet certain obligations set forth in the agreement with respect to such country, provided that Elan must first consult with us and, if applicable, provide us with an opportunity to meet such obligations prior to exercising Elan’s termination rights.

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

Dr. Jay N. Cohn.  In January 1999, as amended in August 2000, January 2001, March 2002 and September 2008, we entered into a collaboration and license agreement with Dr. Jay N. Cohn, which we refer to as the collaboration agreement. Under the collaboration agreement, Dr. Cohn licensed to us exclusive worldwide royalty-bearing rights to technology and inventions owned or controlled by Dr. Cohn and that relate to BiDil for the treatment of cardiovascular disease. We have made milestone payments and are currently making royalty payments to Dr. Cohn upon sales of BiDil. During the years ended December 31, 2008, 2007 and 2006, we incurred royalties to Dr. Cohn in the approximate amounts of $448,000, $450,000, and $364,000, respectively. The collaboration agreement imposes upon us an obligation to use reasonable best efforts to develop and, upon receipt of regulatory approval, manufacture, market and commercialize products based upon the licensed rights. If we fail to meet this obligation, Dr. Cohn has the right to terminate the collaboration agreement and the license granted to us thereunder. Dr. Cohn also has the right to terminate the collaboration agreement if we materially breach the agreement and fail to remedy the breach within 30 days. We have the right to terminate the collaboration agreement at any time upon 30 days prior written notice. Unless earlier terminated, the collaboration agreement continues in perpetuity. Pursuant to the collaboration agreement, Dr. Cohn was appointed to our then-current scientific advisory board, entered into a consulting agreement with us and was granted an option to purchase 10,000 shares of our common stock.

In September 2008, we entered into a letter agreement with Dr. Cohn, pursuant to which we and Dr. Cohn clarified our understandings with respect to royalty payments pursuant to the collaboration agreement and the related amendments. The letter agreement resolves certain disputes with regard to the amount of planned costs and excess costs, as those terms are defined and referred to in the 2001 and 2002 amendments to the collaboration agreement. In addition, the letter agreement clarifies that we will pay Dr. Cohn a specified reduced royalty on net sales of collaboration products (as defined in the collaboration agreement) until such time as the aggregate dollar amount retained by us and not required to be paid to Dr. Cohn as a result of such reduced royalty rate equals a specified aggregate dollar amount, which we refer to as the maximum amount. Once the maximum amount has been achieved, we will resume making royalty payments to Dr. Cohn at the rate specified in the collaboration agreement. Additionally, the letter agreement clarifies that should we sublicense our rights under the collaboration agreement to a third party, Dr. Cohn will receive a specified percentage of any royalty payments we receive from the sublicense, and any such payments made to Dr. Cohn by us will also be subject to offset up to the maximum amount. Pursuant to the terms of the letter agreement, the parties agreed to terminate the amendments to the collaboration agreement dated January 29, 2001 and March 15, 2002. In consideration for agreeing to the terms of the letter agreement, we made a one time cash payment to Dr. Cohn in the amount of $800,000. This payment has been included as a component of cost of product sales in our statement of operations for the year ended December 31, 2008.

FoxKiser.  In connection with our efforts to obtain the approval of BiDil from the FDA, we entered into an agreement with the law firm of FoxKiser LLC, which we refer to as FoxKiser, for services related to the regulatory approval process for BiDil. The agreement provided for payment of legal consulting fees upon receipt of written FDA approval of BiDil. On June 23, 2005, we received written FDA approval of BiDil, and in July 2005, we paid $2.4 million pursuant to the terms of this agreement. In addition, the agreement requires us to pay royalties to FoxKiser on commercial sales of BiDil. The royalty term ends six months after the date of market introduction of an FDA-approved generic version of BiDil. During the years ended December 31, 2008, 2007 and 2006, we incurred royalties to FoxKiser in the approximate amounts of $448,000, $450,000 and $364,000, respectively.

Trademarks, Trade Secrets and Other Proprietary Information

We own the following registered U.S. trademarks:

•                  BiDil;

•                  NitroMed;

•                  NitroMed Cares;

•                  More Life to Live; and

•                  NitroMed “N” logo.

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

The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include pre-clinical laboratory tests, animal tests and formulation studies under the FDA’s good laboratory practice regulations, or GLP; the submission to the FDA of a notice of claimed investigational exemption or an investigational new drug application, or IND, which must become effective before clinical testing may commence; adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication for which FDA approval is sought; submission to the FDA of a new drug application, or NDA; satisfactory completion of a FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements; and FDA review and approval of the NDA. Satisfaction of FDA pre-market approval requirements typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of potential product candidates for a considerable period of time and impose costly procedures upon a manufacturer’s activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product, including new safety risks, may result in restrictions on the product or even complete withdrawal of the product from the market.

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

Following the FDA’s evaluations of the NDA or NDA supplement, including inspection of the manufacturing facilities, the FDA may issue an approval letter, an approvable letter, or a not approvable letter. A not approvable letter outlines deficiencies in the submission and often requires additional testing or information in order for the FDA to reconsider the application. An approvable letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require post-approval commitments, including testing and surveillance to monitor the drug’s safety or efficacy, and may also impose other conditions, including labeling restrictions which can materially impact the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

Once a NDA is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an abbreviated NDA, or ANDA. An approved ANDA provides for marketing of a drug product that has the same conditions of use, active ingredients, strength, dosage form, route of administration, and labeling as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. There is no requirement, other than the requirement for bioequivalence testing, for an abbreviated NDA applicant to conduct or submit results of pre-clinical or clinical tests to prove the safety or efficacy of its drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, are listed as such by the FDA, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

Employees

As of December 31, 2008, we had five full-time employees, all of whom were engaged in management, administration, finance and regulatory functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages.

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

Significant Customers

Our significant customers in each of the last three years, and their percentage of our total sales, are as follows:

	Year ended December 31,
Customer	2008	2007	2006
McKesson Corporation	38%	38%	34%
Cardinal Health	35%	36%	36%
Amerisource Bergen Corporation	18%	17%	18%

Our sales of BiDil are made to customers geographically located throughout the United States.

We recognized $750,000 in research and development revenue from the non-exclusive licensing of certain non-strategic intellectual property in 2007, and recognized no research and development revenue in 2008 and 2006. No other company accounted for more than 10% of our total revenues in fiscal years 2008, 2007 or 2006.

Raw Materials

The active ingredients in BiDil are hydralazine hydrochloride, which we purchase from Flavine International, Inc., the U.S. representative of Sumitomo Corp., and isosorbide dinitrate, which we purchase from Dottikon ES Holding AG. We believe that Sumitomo is currently the only supplier that is qualified to provide hydralazine hydrochloride for the manufacture of BiDil. We do not have any agreement with Sumitomo regarding the supply of hydralazine hydrochloride.

Segment Information

During the three years ended December 31, 2008, 2007 and 2006, we operated in one reportable business segment, developing nitric oxide-enhancing medicines, under the management approach of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

Available Information

Our internet website address is http://www.nitromed.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, proxy and registration statements, and all of our insider Section 16 reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. These SEC reports can be accessed through the “Investors” section of our website. We also make available on our website the charters for our audit committee, compensation committee, and nominating and corporate governance committee, as well as our code of business conduct and ethics, and such information is available in print to any stockholder of NitroMed who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and The NASDAQ Global Market. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors, in addition to other information included in this annual report, in evaluating NitroMed and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected.

Risks Relating to Our Proposed Merger with Deerfield Management

Our proposed merger with Deerfield Management may be delayed, enjoined by a court or not occur at all for a variety of reasons, including the possibility that the merger agreement is terminated prior to the completion of the merger.

The merger agreement with Deerfield Management may be terminated at any time before the completion of the merger, by either us or Deerfield Management, if:

•

the merger has not been completed by June 30, 2009, provided that neither we nor Deerfield Management can terminate the merger agreement if the failure of the merger to be completed by that date is principally caused by our or Deerfield Management’s own action or failure to act, respectively, and that action or failure to act constitutes a breach of the merger agreement;

•

a court of competent jurisdiction or other governmental entity has issued a final and nonappealable order, decree or ruling or taken any other action that permanently restrains, enjoins or otherwise prohibits the merger; or

•

the required vote of our stockholders to adopt the merger agreement is not obtained at the meeting of our stockholders where that vote is taken, provided that we may not terminate the merger agreement if the failure to obtain the required vote of our stockholders to adopt the merger agreement was caused by our action or failure to act and that action or failure to act is a material breach of the merger agreement.

In addition, the merger agreement may be terminated by Deerfield Management at any time before the completion of the merger if, among other things:

•	our board of directors withholds, amends, withdraws or modifies its recommendation that our stockholders vote to adopt the merger agreement;

•	we fail to hold the special meeting of stockholders within 45 days after the relevant proxy statement is first mailed to our stockholders; or

•

we breach any of our representations, warranties, covenants or other agreements set forth in the merger agreement or if any of our representations or warranties become inaccurate, in either case such that the closing conditions of the merger would not be satisfied as of the time of the breach or inaccuracy, provided that if the breach or inaccuracy is curable, Deerfield Management may not terminate until the earlier of the expiration of a 30-day notice period and our ceasing to exercise commercially reasonable efforts to cure the breach, if the breach has not already been cured.

In the event that the proposed merger between us and Deerfield Management does not occur, we will review the strategic alternatives for our remaining business and assets, including the possible dissolution of our company and liquidation of our assets, the discharge of any remaining liabilities, and the eventual distribution of remaining assets, if any, to our stockholders. If we determine to dissolve and liquidate our assets, we will seek the approval of the holders of the majority of our then outstanding shares of common stock for that action, and we can not give any assurances as to the amount or timing of the payment of liquidation proceeds that might eventually be distributed to our stockholders.

Even if our proposed merger with Deerfield Management is completed, our stockholders may receive less consideration than $0.80 for each share of our common stock, depending on our net cash balance at the closing of the merger.

The terms of our merger agreement with Deerfield Management provide that the amount of the merger consideration that our stockholders will be entitled to receive for each share of our common stock upon completion of the merger is $0.80 per share in cash, without interest, subject to the following adjustments:

•

if our net cash at the closing of the merger exceeds $12.3 million, the amount of the merger consideration per share will be increased by the amount of such excess divided by the number of shares of our common stock outstanding at the effective time of the merger;

•

if our net cash at the closing of the merger is less than $12.3 million, the amount of the merger consideration per share will be decreased by the amount of such difference divided by the number of shares of our common stock outstanding at the effective time of the merger;

•

if we complete a sale of our nitric oxide research technology platform before the closing of the merger, the amount of the merger consideration per share will be increased by the amount of the proceeds from such a sale, not to exceed €2 million, divided by the number of shares of our common stock outstanding at the effective time of the merger; and

•

if we are required, pursuant to the terms of the merger agreement, to pay accountants expenses in connection with a dispute regarding the calculation of our net cash balance at closing, the amount of the merger consideration per share will be decreased by the amount of any such expenses to be borne by us divided by the number of shares of our common stock outstanding at the effective time of the merger.

Whether or not our net cash at closing is greater than, equal to or less than $12.3 million will depend on a variety of factors, including continued sales of BiDil, operational costs related to maintaining BiDil on the market and transactional costs related to completing the proposed merger with Deerfield Management. Many of the underlying forces that will determine our net cash at closing are not within our control, and we can make no assurance that our net cash at closing will be equal to or greater than $12.3 million. Accordingly, our shareholders may receive an amount of merger consideration that is less than $0.80 for each share of our common stock upon completion of the merger.

During the pendency of the merger with Deerfield Management, we may not be able to enter into a business combination with another party because of restrictions in the merger agreement.

Covenants in the merger agreement limit our ability to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the merger with Deerfield Management. While the merger agreement is in effect, and subject to limited exceptions, we are prohibited from soliciting, initiating, encouraging or taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to the entering into certain extraordinary transactions with any third party, such as a sale of assets, other than the asset sale or a sale of our nitric oxide business other than in specified circumstances, an acquisition of our common stock, a tender offer for our common stock, a merger or other business combination outside the ordinary course of business. Any such transactions could be favorable to our stockholders.

Class action litigation could require us to incur significant costs and suffer management distraction, as well as delay and/or enjoin our potential merger with Deerfield Management.

We are aware of a purported class action lawsuit related to the merger with Deerfield Management that has been filed against us, each of our directors, our president and chief executive officer and certain of Deerfield Management’s affiliates in Suffolk County Superior Court in Massachusetts. The lawsuit, Mieczyslaw Stachnik et al. v. Kenneth Bate et al., Civil Action No. 09-0622-BLS, was filed on February 12, 2009 and alleges, among other things, that the merger consideration to be paid to our stockholders in the merger is unfair and undervalues our company. In addition, the complaint alleges that our directors and our president and chief executive officer violated their fiduciary duties by, among other things, failing to maximize stockholder value and failing to engage in a fair sale process. The complaint seeks, among other relief, an injunction preventing completion of the merger or, if the merger is consummated, rescissory damages. We believe that this lawsuit is without merit and plan to defend it vigorously. However, we could incur substantial costs in defending this lawsuit.

In addition, even though we believe this lawsuit is without merit, our potential merger with Deerfield Management could be delayed and/or enjoined by a court of competent jurisdiction, any of which could substantially harm our business and require us to pursue alternative strategic options, including the dissolution of our company and liquidation of our assets.

Risks Relating to Our Business, Strategy and Financial Condition

We have discontinued active promotional activities related to our only commercially-available product, BiDil, which is likely to significantly adversely affect our future revenue and our ability to continue to fund our operations, including supporting continued sales of BiDil and development of BiDil XR.

In January 2008, we discontinued active promotional activities for BiDil based upon our determination that the successful commercialization of BiDil requires a magnitude of resources that we cannot allocate to the program, as well as our plans at that time to conserve cash in order to pursue the development of BiDil XR. We concurrently implemented a restructuring plan that eliminated approximately 80 positions, and we currently employ four full-time individuals. Although we have discontinued our promotional activities for BiDil, we continue to contract for the manufacturing of, and to sell, BiDil and maintain the product on the market for patients through normal wholesale and retail channels. We have also conducted limited advertising in select medical publications, and have utilized a third-party marketing firm to contact healthcare professionals on our behalf, in each case in an effort to maintain a limited market presence for BiDil.

Unless and until we complete the merger with Deerfield Management, we expect to incur operating expenses going forward primarily related to keeping BiDil available on the market. We expect to fund a substantial portion of these operating expenses through ongoing BiDil sales. We believe that the elimination of our sales force and discontinuation of our active promotional efforts related to BiDil is likely to result in a decline in BiDil prescriptions by healthcare providers and could also adversely affect the willingness of third party payors to provide reimbursement at favorable levels. If physicians do not continue to prescribe BiDil in sufficient quantities, and/or if managed care providers remove BiDil from a preferential reimbursement tier on their plan formularies, then our future revenue from sales of BiDil will decline significantly, we may not generate sufficient capital to support continued sales of BiDil, and our ability to advance the development of BiDil XR will be adversely affected, in which case we may be required to further curtail or cease our operations.

We have a history of operating losses and, if we are not able to complete the merger with Deerfield Management, we will require substantial additional amounts of cash to fund our operating plan, including our plans to support any continued sales of BiDil and seek to develop and commercialize BiDil XR. If additional capital is not available, we may be required to cease operations.

We have experienced significant operating losses since our inception in 1992. For the year ended December 31, 2008, we had a net loss of $5.9 million, and as of December 31, 2008, we had an accumulated deficit of $351.3 million. We have incurred loses in all but one quarter since inception, we have discontinued active promotion of BiDil, and we may incur losses in future periods. Losses that we may incur in the future could fluctuate from quarter to quarter, and these fluctuations may be substantial.

In January 2008, we ceased actively promoting sales of BiDil, which is our only significant source of revenue. Pending the completion of our merger with Deerfield Management, we expect to incur operating expenses going forward primarily related to keeping BiDil available on the market. We expect to also incur minimal additional expenses in 2009 related to the further development of BiDil XR. Whether or not the merger with Deerfield Management is completed, we believe that our existing sources of liquidity and the cash expected to be generated from future sales of BiDil, together with the significant reduction in expenditures as a result of our January 2008 restructuring, will be sufficient to fund our operations for at least the next twelve months. However, our future capital requirements, and the period in which we expect our current cash to support our operations, may vary due to a number of factors, including the following:

•

our ability to successfully consummate the proposed merger with Deerfield Management, or a comparable strategic arrangement related to our business and assets, and the expenses related to any such transaction;

•	the amount of future product sales of BiDil;

•	the cost of manufacturing and selling BiDil;

•	the timing of collections related to sales of BiDil;

•	the time and costs involved in completing the clinical trials and further development of, and obtaining regulatory approvals for, BiDil XR, if at all;

•	the effect of competing technological and market developments;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, and in meeting our reporting obligations as a publicly traded company;

•	the cost of maintaining licenses to use patented technologies;

•	unfavorable conditions in the capital markets, which may adversely affect the value and liquidity of its investments; and

•	general global and domestic economic conditions, including inflation, recessionary risks and volatile energy costs.

While we intend to consummate the proposed merger with Deerfield Management, if the proposed merger with Deerfield Management is not approved by our stockholders or is not completed for other reasons, we will review the strategic alternatives available for our business, including the possible dissolution of our company and liquidation of our assets, the discharge of any remaining liabilities, and the eventual distribution of remaining assets, if any, to our stockholders.

If we fail to regain compliance with the requirements for continued listing on The NASDAQ Global Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital or enter into strategic transactions.

On September 16, 2008, we received a letter from the NASDAQ Stock Market’s Listing Qualifications Department providing notification that, for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market, referred to as the minimum bid price rule. NASDAQ stated in such notification that, in accordance with the NASDAQ Marketplace Rules, we have 180 calendar days, or until March 16, 2009, to regain compliance with the minimum bid price rule. On October 22, 2008, we received an additional letter from NASDAQ to advise us that it has suspended enforcement of the bid price requirements for all NASDAQ listed companies through January 19, 2009. On December 23, 2008, we received another letter from NASDAQ to advise us that NASDAQ had determined to extend the suspension of the bid price requirements for all NASDAQ listed companies, and that enforcement of the bid price rules will be reinstated on April 20, 2009. The letter further stated that prior to the resumption of the bid price rules, NASDAQ will contact us to inform us of the number of calendar days remaining in our compliance period. Based upon the first suspension letter, in which NASDAQ informed us that we still had 151 days remaining in our 180 day compliance period as of the suspension date, upon reinstatement of the bid price rules on April 20, 2009, we believe that we will still have that number of days to regain compliance.

Prior to the end of the remaining time in our compliance period following the reinstatement of the bid price rules, if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide written notification that we have achieved compliance with the minimum bid price rule. However, NASDAQ may, in its discretion, require that we maintain a bid price of in excess of $1.00 for a period in excess of 10 days, but generally no more than 20 days, before determining that we have demonstrated the ability to maintain long-term compliance. If we do not regain compliance with the minimum bid price rule prior to the end of the remaining time in our compliance period following the reinstatement of the bid price rules, NASDAQ will provide written notification that our securities will be delisted from The NASDAQ Global Market. At that time, we may appeal NASDAQ’s determination to delist our securities to a NASDAQ Listing Qualifications Panel. We cannot assure you that any such appeal, if made, would be successful. Alternatively, in the event such delisting is based solely upon non-compliance with the minimum bid price rule, we could apply to transfer our securities to The NASDAQ Capital Market, provided that we satisfy the requirements for initial listing on such market, other than the minimum bid price rule. If such an application were approved and we otherwise maintain the listing requirements for The NASDAQ Capital Market, other than the minimum bid price requirement, we would be afforded the remainder of The NASDAQ Capital Market’s second 180 calendar day grace period in order to regain compliance with the minimum bid price rule.

In the event that our proposed merger with Deerfield Management is delayed or not completed at all, any potential delisting of our common stock from The NASDAQ Global Market would make it more difficult for our stockholders to sell our common stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock. There are many factors that may adversely affect our minimum bid price, including those described throughout this section titled “Risk Factors.” Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the minimum bid price rule in the long term.

Commercialization risks and other factors may adversely affect our ability to maintain sales of BiDil and, if successfully developed, BiDil XR.

Factors that we believe may materially adversely affect continued sales of BiDil, and may also affect sales of BiDil XR, if it is successfully developed and commercialized, include:

•	the discontinuation of our active promotional programs as a result of our January 2008 restructuring plan;

•	the unavailability of favorable government and third-party payor reimbursement;

•	our inability to manufacture and sell BiDil at a competitive price;

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

We rely on Sumitomo Corp. for our supply of hydralazine hydrochloride, one of the two active ingredients in BiDil. We believe that Sumitomo is currently the only supplier that is qualified to provide hydralazine hydrochloride for the manufacture of BiDil. We do not have any agreement with Sumitomo regarding the supply of hydralazine hydrochloride. If Sumitomo stops manufacturing or is unable to manufacture hydralazine hydrochloride, or if we are unable to procure hydralazine hydrochloride from Sumitomo on commercially favorable terms, we will need to identify, qualify, and obtain FDA approval of a new drug application, or NDA, supplement for an alternative manufacturer/supplier of hydralazine hydrochloride. If we are unable or delayed in doing this, we may be unable to continue to sell BiDil on commercially viable terms, if at all, or the supply of BiDil may be interrupted. Furthermore, because Sumitomo is currently the sole qualified supplier of hydralazine hydrochloride for the manufacture of BiDil, Sumitomo exercises control over the price of hydralazine hydrochloride that we purchase. Any increase in the price for hydralazine hydrochloride may reduce our gross margins and adversely affect our ability to sell BiDil at a favorable price, unless an alternative manufacturer/supplier can be identified and qualified, a NDA supplement for the use of this manufacturer/supplier can be approved by the FDA, and a favorable price can be negotiated.

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

The process of obtaining regulatory approvals is expensive and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidate involved. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited in scope or subject to restrictions or post-approval commitments that render the product not commercially viable. If any regulatory approval that we obtain is delayed or is limited, we may decide not to commercialize BiDil XR after receiving that approval.

The development and future commercialization of BiDil XR may be terminated or delayed, and the cost of development and future commercialization may increase, if third parties on whom we rely to manufacture BiDil XR do not fulfill their obligations.

We do not have manufacturing capabilities for BiDil XR and have no current plans to develop any such capacity in the future. In order to continue to develop BiDil XR, apply for regulatory approvals and commercialize this product, we plan to rely on our collaborative licensor, Elan Pharma International Limited, and its affiliate, Elan Drug Delivery, Inc., for the production of clinical and commercial quantities of BiDil XR. In addition, contract manufacturers are subject to ongoing periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with current Good Manufacturing Practices, or cGMP, and other governmental regulations and corresponding foreign standards. The cGMP requirements govern, among other things, quality control of the manufacturing process and documentation of policies and procedures. Other than through contract, we do not have control over compliance by our contract manufacturers with these regulations and standards. Our present or future contract manufacturers may not be able to comply with cGMP and other FDA requirements or similar regulatory requirements outside the United States. Any failure by our contract manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of BiDil, delays, suspension or withdrawal of approvals, seizures or recalls of such product candidate, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect our business. We will depend upon these third parties to perform their obligations in a timely manner and in accordance with applicable laws and regulations, including those related to quality control and quality assurance. To the extent that third-party manufacturers with whom we contract fail to perform their obligations in accordance with applicable laws and regulations, we may be adversely affected in a number of ways, including:

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

If we are not able to obtain and enforce patent protection for our discoveries, our ability to divest our product candidates and technologies will be harmed.

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

If we become involved in patent litigation or other proceedings to enforce our patent rights, we would incur substantial costs and expenses, could incur substantial liability for damages and could be required to stop product development and commercialization efforts.

A third party may sue us for infringing on its patent rights. Likewise, we may need to resort to litigation to enforce a patent issued to us or to seek a declaratory judgment on the scope and validity of third-party proprietary rights. The cost to us of any litigation or other proceedings relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert management efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from litigation could limit our ability to continue our operations.

If a third party is able to successfully claim that the development or use by us of proprietary technologies infringes upon that party’s intellectual property rights, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license on terms that are unfavorable to us. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to effectively market some of our technology and product candidates, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating sufficient revenue to sustain our operations.

We in-license a significant portion of our principal proprietary technologies, and if we fail to comply with our obligations under any of the related agreements, we could lose license rights that are necessary to commercializing BiDil and out-licensing our other product candidates.

We are a party to several licenses that give us rights to third-party intellectual property that are necessary for our business. In particular, we have obtained the exclusive right to develop and commercialize BiDil pursuant to a license agreement with Dr. Jay N. Cohn, and some of our intellectual property rights relating to nitric oxide compounds have been obtained pursuant to license agreements with the Brigham and Women’s Hospital and Boston University. In addition, we may enter into additional licenses in the future. These licenses impose various development, commercialization, funding, royalty, diligence, and other obligations on us. If we breach these obligations, the licensor may have the right to terminate the license or render the license non-exclusive, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology.

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

There are a number of companies currently marketing and selling products to treat heart failure in the general population that compete with BiDil. These include GlaxoSmithKline, plc, which currently markets Coreg®, Merck & Co., Inc., which currently markets Vasotec® and AstraZeneca, plc, which currently markets Toprol XL®. We also compete on the basis of the availability in generic form and at substantially lower prices of the individual components that constitute BiDil (isosorbide dinitrate, which is separately marketed for angina, and hydralazine hydrochloride, which is separately marketed for hypertension). Although these generic components are not bioequivalent to BiDil, physicians have prescribed them in lieu of prescribing BiDil and may continue to do so in the future.

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

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of our common stock has been and may continue to be highly volatile. During the period from January 1, 2006 to March 1, 2009, our stock price has ranged from a low of $0.15 per share on each of October 8 and 10 and November 25, 2008 to a high of $14.90 per share January 9, 2006. The following factors, among others, may affect the price of our common stock:

•                  fluctuations in our financial results, including with respect to sales of BiDil;

•                  announcements concerning fundamental or material corporate transactions, restructuring or the like, or our failure to successfully consummate any such transaction, including the proposed merger with Deerfield Management;

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

As of March 17, 2009, our directors and executive officer, together with their affiliates, owned, in the aggregate, approximately 33% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of most matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, could have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 17, 2009, there were 46,085,133 shares of common stock outstanding. Substantially all of these shares may also be resold in the public market at any time. In addition, we have a significant number of shares that are subject to outstanding options and restricted stock awards. The sale of the common stock underlying these options and pursuant to these restricted stock awards after such time as the options and restricted stock awards have vested and become exercisable or free from forfeiture, as the case may be, could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We sublease approximately 4,000 square feet of office space at a facility located at 45 Hayden Avenue in Lexington, Massachusetts pursuant to a month-to-month sublease. We believe that our office space is adequate for our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

We are aware of a purported class action lawsuit related to the merger with Deerfield Management that has been filed against us, each of our directors, our president and chief executive officer and certain of Deerfield Management’s affiliates in Suffolk County Superior Court in Massachusetts. The lawsuit, Mieczyslaw Stachnik et al. v. Kenneth Bate et al., Civil Action No. 09-0622-BLS, was filed on February 12, 2009 and alleges, among other things, that the merger consideration to be paid to our stockholders in the merger is unfair and undervalues our company. In addition, the complaint alleges that our directors and our president and chief executive officer violated their fiduciary duties by, among other things, failing to maximize stockholder value and failing to engage in a fair sale process. The complaint seeks, among other relief, an injunction preventing completion of the merger or, if the merger is consummated, rescissory damages. We believe that this lawsuit is without merit and we plan to defend it vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 15, 2008, we filed a proxy statement requesting approval at a special meeting of stockholders, initially scheduled for January 14, 2009, for the sale of substantially all of the assets related to our BiDil and BiDil XR drug business pursuant to a purchase and sale agreement, dated October 22, 2008, between us and JHP Pharmaceuticals, LLC. In connection with the termination of the purchase and sale agreement with JHP Pharmaceuticals and our subsequent entry into a merger agreement with Deerfield Management, our board of directors cancelled this special meeting of stockholders.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on NitroMed’s Common Stock and Related Stockholder Matters; Recent Sales of Unregistered Securities.

Market Price and Dividends

Our common stock is traded on The NASDAQ Global Market under the symbol “NTMD”. The following table sets forth the high and low sale prices per share of our common stock as reported on The NASDAQ Global Market for the periods indicated.

	Common stock price
	High	Low
Fiscal year ended December 31, 2008
First quarter	$1.25	$0.80
Second quarter	$1.52	$0.81
Third quarter	$1.12	$0.37
Fourth quarter	$0.83	$0.15
Fiscal year ended December 31, 2007
First quarter	$4.44	$2.25
Second quarter	$3.98	$2.11
Third quarter	$2.52	$1.75
Fourth quarter	$1.80	$1.00

On March 17, 2009, the reported last sale price of our common stock on The NASDAQ Global Market was $0.75 per share, and we had approximately 54 holders of record of our common stock. This number does not include shareholders for whom shares are held in a “nominee” or “street” name.

We have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors.

On September 16, 2008, we received a letter from the NASDAQ Stock Market’s Listing Qualifications Department providing notification that, for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market, referred to as the minimum bid price rule. NASDAQ stated in such notification that, in accordance with the NASDAQ Marketplace Rules, we have 180 calendar days, or until March 16, 2009, to regain compliance with the minimum bid price rule.  On October 22, 2008, we received an additional letter from NASDAQ to advise us that it has suspended enforcement of the bid price requirements for all NASDAQ listed companies through January 19, 2009. On December 23, 2008, we received another letter from NASDAQ to advise us that NASDAQ had determined to extend the suspension of the bid price requirements for all NASDAQ listed companies, and that enforcement of the bid price rules will be reinstated on April 20, 2009. The letter further stated that prior to the resumption of the bid price rules, NASDAQ will contact us to inform us of the number of calendar days remaining in our compliance period. Based upon the first suspension letter, in which NASDAQ informed us that we still had 151 days remaining in our 180 day compliance period as of the suspension date, upon reinstatement of the bid price rules on April 20, 2009, we believe that we will still have that number of days to regain compliance.

Prior to the end of the remaining time in our compliance period following the reinstatement of the bid price rules, if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide written notification that we have achieved compliance with the minimum bid price rule. However, NASDAQ may, in its discretion, require that we maintain a bid price of in excess of $1.00 for a period in excess of 10 days, but generally no more than 20 days, before determining that we have demonstrated the ability to maintain long-term compliance

Information regarding our equity compensation plans and the securities authorized for issuance there under is set forth in Note 6 in our Notes to Financial Statements below.

Comparative Stock Performance Graph

The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2003 and plotted at the close of the last trading day of the fiscal years ended December 31, 2004, 2005, 2006, 2007 and 2008, in each of (i) our common stock, (ii) The NASDAQ Global Stock Market Index of U.S. Companies, which we refer to as the NASDAQ Composite Index, and (iii) The NASDAQ Global Stock Market Pharmaceutical Index, which we refer to as the NASDAQ Pharmaceutical Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among NitroMed Inc., The NASDAQ Composite Index

And The NASDAQ Pharmaceutical Index

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.

Fiscal year ending December 31.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among NitroMed Inc., The NASDAQ Composite Index

And The NASDAQ Pharmaceutical Index

Measurement Period (Fiscal Year Covered)	NitroMed, Inc.	NASDAQ Composite Index	NASDAQ Pharmaceutical Index
12/31/2003	$100.00	$100.00	$100.00
12/31/2004	$370.91	$110.08	$110.22
12/31/2005	$194.15	$112.88	$111.87
12/31/2006	$34.10	$126.51	$114.89
12/31/2007	$14.06	$138.13	$106.37
12/31/2008	$5.29	$80.47	$97.32

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

We derived the statement of operations data for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 from our audited financial statements, which are included elsewhere in this report. We derived the statement of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 from our audited financial statements, which are not included herein. Historical results are not necessarily indicative of future results. See the notes to the financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per common share.

	Year Ended December 31,
	2008(1)	2007(1)	2006(1)	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$14,920	$16,019	$12,086	$6,047	$16,458
Cost and operating expenses:
Cost of product sales	3,451	4,236	3,560	8,009	—
Research and development	2,751	12,185	17,029	31,340	27,401
Sales, general and administrative	12,137	31,358	59,403	74,596	20,185
Restructuring charges	2,724	1,004	5,283	—	—
Total costs and operating expenses	21,063	48,783	85,275	113,945	47,586
Loss from operations	(6,143)	(32,764)	(73,189)	(107,898)	(31,128)
Other income, net	226	1,190	1,852	2,046	1,355
Net loss attributable to common stockholders	$(5,917)	$(31,574)	$(71,337)	$(105,852)	$(29,773)
Net loss per common share:
Basic and diluted	$(0.13)	$(0.75)	$(1.96)	$(3.49)	$(1.14)
Weighted average basic and diluted common shares outstanding	45,976	41,997	36,399	30,355	26,152

(1)

We include the expense associated with employee stock options in the Statement of Operations beginning in 2006 upon the adoption of Statement of Financial Accounting Standards No. 123(R), which resulted in an aggregate of $0.5 million, $5.0 million and $8.0 million recorded in the line items of research and development and sales, general and administrative expenses for the years ended December 31, 2008, 2007 and 2006, respectively.

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$17,445	$31,400	$42,153	$61,541	$142,367
Working capital	16,538	21,722	31,041	39,924	133,238
Total assets	22,329	35,567	48,705	76,521	149,357
Long-term debt	—	—	3,728	10,653	—
Accumulated deficit	(351,299)	(345,382)	(313,808)	(242,471)	(136,619)
Total stockholders’ equity	$18,004	$22,225	$29,079	$33,066	$137,012

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Development – Proposed Merger with Deerfield Management

On January 27, 2009, we entered into an agreement and plan of merger with certain entities affiliated with Deerfield Management, a healthcare investment organization, which we refer to collectively as Deerfield Management. As of the date of the merger agreement, Deerfield Management owned approximately 11% of our outstanding common stock.

At the effective time of the merger with Deerfield Management, each outstanding share of our common stock will be converted into the right to receive $0.80 per share in cash, subject to adjustment if our net cash balance at the closing of the merger is greater than or less than $12.3 million, as calculated pursuant to the terms of the merger agreement. In addition, all outstanding options to purchase our common stock will become accelerated in full immediately prior to the effective time of the merger. Any option not exercised prior to the effective time of the merger will be converted automatically into the right to receive cash in an amount equal to the excess, if any, of the merger consideration per share of common stock over the exercise price of the option, multiplied by the number of shares of common stock underlying the option. The merger agreement includes a “go-shop” provision that allowed us to solicit, negotiate and evaluate competing acquisition proposals during a post-signing period that ended on February 26, 2009. We solicited, but did not receive any alternative acquisition proposals prior to the termination of the go-shop period. We currently expect to complete the merger with Deerfield Management in the second quarter of 2009 following the satisfaction or waiver of all conditions to the merger, including the adoption of the merger agreement by our stockholders at a special meeting of stockholders, which is currently scheduled for April 22, 2009.

                The merger agreement with Deerfield Management contains customary representations, warranties and covenants including, among others, covenants relating to using commercially reasonable efforts to obtain the requisite stockholder approval of the merger and related transactions, as well as our conduct of business during the period between the date of signing the merger agreement and the closing of the merger. Our and Deerfield Management’s obligations to consummate the merger are subject to the satisfaction or waiver of customary conditions, including (1) requisite approval of the merger by our stockholders, (2) the absence of any order or injunction preventing the consummation of the merger or any legal requirement that makes the consummation of the merger illegal, (3) obtaining any required governmental authorizations or consents and (4) determination of our final net cash in accordance with the merger agreement. Each party’s obligation to consummate the merger is also subject to other specified customary conditions, including the accuracy of the representations and warranties of the other party, subject to an overall material adverse effect qualification, and material compliance by the other party with its covenants. The merger agreement also provides us and Deerfield Management with specified termination rights. If the merger agreement is terminated under specified circumstances, we will be required to reimburse Deerfield Management for its documented fees and expenses associated with the merger agreement and the transactions contemplated thereby, up to a maximum of $750,000.

Prior to entering into the merger agreement with Deerfield Management, we terminated our previously announced purchase and sale agreement with JHP Pharmaceuticals, LLC and our previously announced agreement and plan of merger with Archemix Corp. in accordance with the terms of each of those agreements, including the payment of termination fees. In connection with the termination of the JHP purchase and sale agreement, we paid a fee of approximately $900,000 to JHP. In connection with the termination of the Archemix merger agreement, we paid a fee of $1,500,000 to Archemix.

BiDil

We are the maker of BiDil, which is indicated for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapies. BiDil is an orally administered fixed-dose combination of isosorbide dinitrate and hydralazine hydrochloride. The FDA approved BiDil in June 2005 and we commercially launched BiDil in July 2005. We are currently a party to an exclusive five-year manufacturing and supply agreement with Schwarz Pharma Manufacturing, Inc., which is now a division of UCB S.A., for the three times daily immediate release dosage formulation of BiDil.

In January 2008, we discontinued active promotional activities for BiDil based upon our determination that the successful commercialization of BiDil requires a magnitude of resources that we cannot allocate to the program, as well as our plans to conserve cash in order to pursue the development of BiDil XR, an extended release formulation of BiDil. We concurrently implemented a restructuring plan that eliminated approximately 80 positions, and our reduced headcount currently stands at four full-time positions. Although we have discontinued active promotional efforts related to BiDil, we continue to contract for the manufacturing of, and to sell, BiDil and maintain the product on the market for patients through normal wholesale and retail channels. We have also conducted limited advertising in select medical publications, and have utilized a third-party marketing firm to contact healthcare professionals on our behalf, in each case in an effort to maintain a limited market presence for BiDil. In conjunction with implementing our January 2008 restructuring plan, we implemented a plan to pursue strategic alternatives for our business, including the potential divestiture of our BiDil and BiDil XR business and/or our nitric oxide intellectual property portfolio, a merger or consolidation with another company, or other comparable arrangements.

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

In conjunction with entering into the license agreement with Elan, we also entered into a development agreement with an affiliate of Elan, pursuant to which we have conducted the clinical studies on BiDil XR prototypes. Our pilot clinical trials have tested several BiDil XR prototypes and compared their pharmacokinetic profile with BiDil tablets. In preliminary clinical studies in healthy volunteers, we have demonstrated our ability to delay the release of isosorbide dinitrate and hydralazine hydrochloride by varying the amount of coating and ratios of different polymers on beads in capsules. We have continued to develop and refine BiDil XR prototypes as we seek a final formulation. However, additional clinical studies and trials will be required in order to finalize the BiDil XR formulation prior to the commencement of bioequivalence trials.  Based upon our activities in 2008 related to our now terminated agreement with JHP for the purchase and sale of our BiDil and BiDil XR drug business, as well as our decision to enter into a merger agreement with Deerfield Management, we have not yet commenced the next set of clinical trials pursuant to our BiDil XR development plan. We expect to incur minimal expenses in 2009 in connection with BiDil XR development activities.

Liquidity

Since our inception, we have mainly funded our operations through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from our collaborative partners, and more recently, sales of BiDil. We have never been profitable and have incurred an accumulated deficit of $351.3 million as of December 31, 2008.

We estimate that our operating expenses related to research and development and sales, general and administrative functions for the year ending December 31, 2009 will be approximately $11.5 million to $13.5 million, including share-based compensation expense related to Statement of Financial Accounting Standards No. 123(R), but excluding cost of product sales.

At December 31, 2008, our principal source of liquidity was $17.4 million of cash, cash equivalents and short-term marketable securities, which excludes approximately $1.6 million par value of auction rate securities classified as long-term marketable securities due to liquidity constraints. Pending the completion of our merger with Deerfield Management, we expect to incur operating expenses going forward primarily related to keeping BiDil available on the market. We expect to incur minimal additional expenses in 2009 related to the further development of BiDil XR. Whether or not the merger with Deerfield Management is completed, we believe that our existing sources of liquidity and the cash expected to be generated from future sales of BiDil, together with the significant reduction in expenditures as a result of our January 2008 restructuring, will be sufficient to fund our operations for at least the next twelve months. In the event that the planned merger with Deerfield Management is significantly delayed or is not completed at all, our future revenue from sales of BiDil could decline significantly based on a number of factors, including a decline in BiDil prescriptions by healthcare providers and a decline in the willingness of third party payors to provide reimbursement at favorable levels, in each case due, at least in part, to the prior elimination of our sales force and discontinuation of our active promotional efforts related to BiDil.

Financial Operations Overview

Revenue.  Our first commercial product, BiDil, was launched in July 2005, and generated product sales of $14.9 million for the year ended December 31, 2008. Prior to the launch of BiDil, all of our revenue had been derived from license fees, research and development payments and milestone payments that we received from our corporate collaborators. We discontinued active promotion of BiDil in January 2008.

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

The following summarizes our primary research and development programs during the years ended December 31, 2008, 2007 and 2006. In some cases, we have not provided program costs because prior to 2000 we did not track and accumulate cost information by research program.

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

•                  BiDil XR.  The current formulation of BiDil is an immediate-release tablet that must be taken three times daily. We have pursued the development of BiDil XR, an extended release formulation of BiDil that could be taken once a day. To date, we have incurred approximately $11.0 million in connection with the development of BiDil XR. Preliminary clinical studies of BiDil XR demonstrated proof of principle, and we commenced clinical development of BiDil XR in October 2006. Additional formulation studies and trials will be required in order to finalize the formulation prior to the commencement of bioequivalence trials. Based upon our activities in 2008 related to our now terminated agreement with JHP for the purchase and sale of our BiDil and BiDil XR drug business, as well as our decision to enter into a merger agreement with Deerfield Management, we have not yet commenced the next set of clinical trials pursuant to our BiDil XR development plan. We expect to incur minimal expenses in 2009 in connection with BiDil XR development activities. Due to its stage of development, and the uncertainties inherent in pharmaceutical development generally, we may not be able to successfully develop and commercialize BiDil XR in the event that the merger with Deerfield Management is not completed.

•                  Other Discovery Research.  We have used our know-how and expertise in nitric oxide to develop preclinical stage drug candidates that are nitric oxide-enhancing versions of existing medicines in the areas of cardiovascular, gastrointestinal/anti-inflammatory and pulmonary medicine. These studies have not progressed beyond a discovery stage of testing, and it remains speculative whether the addition of nitric oxide will result in an improved clinical profile of these medicines. We continue to seek divestiture opportunities for the intellectual property rights associated with these technologies, and we have no plans to engage in any future research and development activities with respect to these programs. We cannot be certain if we will be able to secure divestiture arrangements for our nitric oxide-based intellectual property on favorable terms, if at all.

Sales, General and Administrative.  Sales, general and administrative expense has historically consisted primarily of salaries and other related costs for personnel in sales and marketing, executive, finance, investor relations, accounting, business development and human resource functions. Other costs include facility costs not otherwise included in research and development expense; costs for public relations, advertising and promotion services; professional fees for legal and accounting services; and costs related to our former arrangements with a contract sales organization.

Non-Operating Income.  Non-operating income includes interest earned on our cash, cash equivalents and marketable securities, auction rate securities impairments, state taxes and interest expense associated with our long-term debt.

Results of Operations

Years Ended December 31, 2008, 2007 and 2006

Revenue.  Total revenue for the year ended December 31, 2008 was $14.9 million, compared to $16.0 million in 2007 and $12.1 million in 2006. Product sales for the year ended December 31, 2008 were $14.9 million, compared to $15.3 million in 2007 and $12.1 million in 2006. The decrease in product sales is due to a reduction in prescriptions of BiDil in 2008 compared to 2007.

Research and development revenues were $-0- for the year ended December 31, 2008, compared to $0.8 million for 2007 and $-0- for 2006. The $0.8 million, or 100%, decrease in research and development revenues in 2008 compared to 2007 was due to a one-time upfront payment received in connection with our non-exclusive licensing of certain non-strategic intellectual property in October 2007 for which we have no continuing obligation.

Cost of Product Sales.  Cost of product sales for the year ended December 31, 2008 was $3.5 million, compared to $4.2 million in 2007 and $3.6 million in 2006. The $0.7 million, or 19%, decrease in cost of product sales in 2008 compared to 2007 is primarily due to a $1.7 million decrease in inventory impairment charges, offset by a $0.8 million increase in royalties. The $0.6 million, or 19%, increase in cost of product sales in 2007 compared with 2006 was primarily due to an increase of $0.8 million in inventory impairment charges related to commercial trade inventory, patient sample inventory and contractual purchase commitments. The charges were due to our then current estimate of inventory requirements based on our sales forecast.

Research and Development.  Research and development expense for the year ended December 31, 2008 was $2.8 million, compared to $12.2 million in 2007 and $17.0 million in 2006. The $9.4 million, or 77%, decrease in research and development expenses in 2008 compared with 2007 was primarily the result of a decrease in payroll and benefits due to our restructuring in January 2008, decreases in the areas of continuing medical education, clinical advisory boards, medical services fees, publications, stock-based compensation expense and other various contracted services totaling $5.9 million, and a $3.5 million decrease in spending related to BiDil and BiDil XR. The $4.8 million, or 28%, decrease in research and development expenses in 2007 compared with 2006 was primarily the result of decreased clinical and medical expenses needed to support BiDil, a decrease in payroll and benefits due to our restructuring in March 2006, and decreases in the areas of continuing medical education, clinical advisory boards, medical services fees, publications, stock-based compensation expense and other various contracted services totaling $8.6 million, offset by an increase of $3.8 million related to the development of BiDil XR.

The following table summarizes the primary components of our research and development expense for our principal research and development programs for the fiscal years ended December 31, 2008, 2007 and 2006.

	December 31,
Research and Development Program	2008	2007	2006
BiDil	$1,106,000	$5,339,000	$9,603,000
BiDil XR	1,619,000	6,581,000	2,774,000
Other discovery research	26,000	265,000	4,652,000
Total research and development expense	$2,751,000	$12,185,000	$17,029,000

Sales, General and Administrative.  Sales, general and administrative expense for the year ended December 31, 2008 was $12.1 million, compared to $31.4 million in 2007 and $59.4 million in 2006. The $19.3 million, or 61%, decrease in sales, general and administrative expense in 2008 compared to 2007 was primarily due to a $8.4 million reduction in salary and benefit expenses from our restructuring in January 2008, a $6.6 million reduction in advertising and promotional services and public relations, a $0.7 million reduction in rent expenses, and a $2.4 million reduction in stock-based compensation expense. The $28.0 million, or 47%, decrease in sales, general and administrative expense in 2007 compared to 2006 was primarily due to a $17.3 million reduction in salary and benefit expenses from the restructuring of our sales force in October 2006, offset by the hiring of a smaller sales force in mid-2007, a $5.1 million reduction in advertising and promotional services and public relations, a $1.6 million reduction in rent expenses, a $1.4 million reduction in stock-based compensation expense, and a $1.4 million reduction in consulting expenses.

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

In the fourth quarter of 2006, we recorded a restructuring charge of $3.2 million, which includes severance benefits of $2.5 million and impairment charges of $0.7 million for certain research and development equipment, leasehold improvements, furniture and fixtures, and computers. The restructuring charges were recorded in accordance with SFAS 146 and SFAS 144. This restructuring program included the elimination of 120 sales personnel and eight general and administrative and research and development personnel. These employees were terminated in October 2006, and no employee remained employed at December 31, 2006. Due to these actions, certain research and development equipment, leasehold improvements, furniture and fixtures and computers became impaired. These assets were written down to the fair value based on either a third-party quote, or the estimated discounted cash flows they would generate over the remaining economic life.

In the first quarter of 2007, we recorded a restructuring charge of $1.0 million related to vacating our former headquarters location. The charge was recorded pursuant to SFAS 146. In March 2007, we entered into an Assignment of Lease and Assumption Agreement, which we refer to as the Assignment Agreement, with Shire Human Genetic Therapies, Inc., or Shire, pursuant to which we assigned our lease for office and laboratory space located at 125 Spring Street in Lexington, Massachusetts, which we refer to as the Spring Street Lease. Pursuant to the terms of the Assignment Agreement, we agreed to pay Shire the amount of approximately $1.2 million as consideration for Shire’s assumption of the Spring Street Lease. In addition to this charge, we incurred $0.6 million in expenses primarily related to real estate brokerage fees and clean-up costs. Offsetting these charges was a reversal of $0.8 million in accrued rent related to the Spring Street Lease. All amounts were paid as of June 30, 2007.

In the first quarter of 2008, we recorded restructuring charges of $2.7 million, which includes severance benefits of $2.6 million related to the reduction of our employee headcount from approximately 90 to approximately six positions, and impairment charges of $0.1 million for disposal of computer equipment. The severance benefit charges were recorded in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits, or SFAS 112, for contractual termination benefits for certain executives and SFAS 146 for one-time termination benefits for the remainder of employees terminated. As of December 31, 2008, we owed $24,000 for salary continuation payments.

Stock-Based Compensation Expense.  We follow the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123R. Compensation cost recognized subsequent to December 31, 2005 includes: (a) compensation cost for all stock-based payments granted but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, or SFAS 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by our estimate of forfeitures of all unvested awards. Results for prior periods have not been restated.

Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25.

Non-Operating Income.  Non-operating income decreased to $0.2 million in 2008 compared to $1.2 million in 2007 and $1.9 million in 2006. The $1.0 million, or 81%, decrease in non-operating income in 2008 compared to 2007 was primarily related to a $1.2 million decrease in interest income due to lower average investment balances and impairment charges of $0.2 million, offset by $0.6 million in lower interest expense associated with our debt, which was paid in full in June 2008. The $0.7 million, or 36%, decrease in non-operating income in 2007 compared to 2006 was primarily related to a $1.3 million decrease in interest income due to lower average investment balances, offset by $0.7 million in lower interest expense associated with our debt because the principal balance due on the debt was lower in 2007.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from our collaborative partners and, more recently, sales of BiDil. As of December 31, 2008, we have received net proceeds of $321.2 million from the issuance of equity securities, primarily as the result of:

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

At December 31, 2008, we had $17.4 million in cash, cash equivalents and marketable securities.

During the year ended December 31, 2008, operating activities used cash of $9.2 million, primarily due to a net loss of $5.9 million and a decrease of $5.3 million in accounts payable and accrued expenses, offset by impairment charges of $0.2 million, non-cash stock-based compensation expense of $1.4 million and $0.1 million in depreciation and amortization. In 2007, operating activities used cash of $23.5 million, primarily due to a net loss in 2007 of $31.6 million and a $0.6 million increase in accounts receivable, offset by an increase of $1.4 million in accounts payable and accrued expenses, a decrease of $1.4 million in inventory, and non-cash charges of $6.0 million for depreciation expense and stock-based compensation expense.

During the year ended December 31, 2008, investing activities added cash of $15.1 million, primarily due to net sales of marketable securities of $14.9 million. In 2007, investing activities used cash of $1.1 million, primarily due to net purchases of marketable securities of $2.1 million and capital expenditures of $0.2 million, offset by $0.5 million in cash received on the disposal of fixed assets and $0.6 million of restricted cash received by us due to the assignment of the Spring Street Lease.

During the year ended December 31, 2008, financing activities used cash of $3.5 million due to $3.7 million in principal payments on long-term debt. In 2007, financing activities provided cash of $11.7 million due to net proceeds of $18.2 million from our registered direct offering, and $0.4 million from the issuance of common stock under our employee stock plans, offset by $6.9 million in principal payments on long-term debt.

In June 2005, we borrowed (i) $10.0 million from Oxford Finance Corporation, or Oxford, and (ii) $10.0 million from General Electric Capital Corporation, or GECC, pursuant to the terms of promissory notes made by us with both Oxford and GECC, respectively. The notes bore interest at a fixed rate of 9.95% per annum and were payable in 36 consecutive monthly installments of principal and accrued interest, beginning July 1, 2005. The notes were secured by a security interest in all our personal property and fixtures with the exception of any intellectual property or products acquired, whether by purchase, license or otherwise, on or after the execution of the notes. As of June 30, 2008, the promissory notes had been paid in full.

As of December 31, 2008, all marketable securities held by us have maturity dates that range from 2009 to 2045.

As of December 31, 2008, we held approximately $1.6 million par value of auction rate securities. These auction rate securities are comprised of approximately $1.3 million of preferred stock closed-end fund auction rate securities and a $0.3 million government-backed student loan auction rate security. Auction rate securities are securities that are structured to allow for short-term interest rate resets, but with contractual maturity dates that can be well in excess of ten years. Auctions have historically provided a liquid market for these securities. However, beginning in February 2008, the majority of auction rate securities in the marketplace failed at auction due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these securities resetting to predetermined rates within the underlying loan agreement, which might be higher or lower than the current market rate of interest. Our ability to liquidate our auction rate securities and fully recover the carrying value of our investments in the near term may be limited or not exist. In the event that we need to access our investments in these auction rate securities, we will not be able to do so until a future auction of these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, or the securities mature, which could be in as many as 37 years. As a result of these factors, we recorded impairment charges of $157,000 for the year ended December 31, 2008. We estimated the fair value of our auction rate securities using a discounted cash flow analysis that considered the following key inputs: (a) the underlying structure of each security; (b) the present value of future principle and interest payments discounted at rates considered to reflect the relevant risk associated with each security; (c) the time horizon that the market value of each security could return to its cost; and (d) other factors such as the credit rating of the issuer and any other credit enhancements. We may be required to record additional impairment charges on these investments from time to time.

As of December 31, 2008, we classify our auction rate securities as long-term marketable securities, reflecting management’s determination that these securities may not be liquidated within one year due to the auction failures described above. We did not experience any realized losses on sales of auction rate securities in 2008.

For the year ended December 31, 2008, the cumulative impairments recorded by us include an impairment of $32,000 on our government-backed student loan auction rate security and an impairment of $125,000 on our preferred stock closed-end fund auction rate securities.

Payments Due by Period

The following table summarizes our contractual obligations at December 31, 2008 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than five years
Operating lease obligation (1)	$—	$—	$—	$—	$—
Purchase obligations (2)	108,000	108,000	—	—	—
License milestones (3)	—	—	—	—	—
Total contractual cash obligations	$108,000	$108,000	$—	$—	$—

(1)

In May 2008, we entered into a sublease with Cubist Pharmaceuticals, Inc., pursuant to which we agreed to sublease approximately 4,000 square feet of office space at a rate of approximately $9,200 per month. The initial term of this sublease was for three months beginning on June 1, 2008. Upon the expiration of the initial term, we elected to extend the sublease on a month-to-month basis subsequent to the expiration of the initial term.

(2)	In October 2008, we placed a binding purchase order totaling $108,000 with Schwarz Pharma for production of BiDil finished goods during the first quarter of 2009.

(3)

On February 9, 2007, we entered into a License Agreement with Elan, pursuant to which we may be obligated to pay certain milestone payments in the aggregate amount of $2,500,000, of which $250,000 has been paid to date. We are uncertain as to the timing of any future payments, if any, pursuant to the terms of the License Agreement and accordingly no amounts are included in the above table.

In January 2008, we ceased actively promoting sales of BiDil, which is our only significant source of revenue. Pending the completion of our merger with Deerfield Management, we expect to incur operating expenses going forward primarily related to keeping BiDil available on the market. We expect to also incur minimal additional expenses in 2009 related to the further development of BiDil XR. Whether or not the merger with Deerfield Management is completed, we believe that our existing sources of liquidity and the cash expected to be generated from future sales of BiDil, together with the significant reduction in expenditures as a result of our January 2008 restructuring, will be sufficient to fund our operations for at least the next twelve months. However, our future capital requirements, and the period in which we expect our current cash to support our operations, may vary due to a number of factors, including the following:

•                  our ability to successfully consummate the proposed merger with Deerfield Management, or a comparable strategic arrangement related to our business and assets, and the expenses related to any such transaction;

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

•                  unfavorable conditions in the capital markets, which may adversely affect the value and liquidity of its investments; and

•                  general global and domestic economic conditions, including inflation, recessionary risks and volatile energy costs.

We intend to consummate the proposed merger with Deerfield Management. If the proposed merger with Deerfield Management is not approved by our stockholders or is not completed for other reasons, we will review the strategic alternatives available for our business, including the possible dissolution of our company and liquidation of our assets, the discharge of any remaining liabilities, and the eventual distribution of remaining assets, if any, to our stockholders.

Application of Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue, inventory, accrued expenses and the factors used to determine the fair value of our stock options. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are recorded in the period in which they become known.

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

Product Sales/Deferred Revenue.  We follow the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and recognize revenue from product sales upon delivery of product to wholesalers or pharmacies when persuasive evidence of an arrangement exists, the fee is fixed or determinable, title to product and associated risk of loss has passed to the wholesaler and collectibility of the related receivable is reasonably assured. All revenues from product sales are recorded net of applicable allowances for sales returns, wholesaler allowances, rebates, and discounts. For arrangements where the risk of loss has not passed to wholesalers or pharmacies, we defer the recognition of revenue by recording deferred revenue until such time that risk of loss has passed. In addition, we evaluate our level of shipments to wholesalers and pharmacies on a quarterly basis compared to the estimated level of inventory in the channel, remaining shelf-life of the product shipped, weekly prescription data and quarterly forecasted sales.

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

Product Returns.  Consistent with industry practice, we offer contractual return rights that allow customers to return product only during the period that is six months prior to, and twelve months after, product expiration. Commercial product shipped during 2005 and the first half of 2006 had a shelf-life of twelve months from date of manufacture with expiration dates ranging from April 2006 to May 2007. During the third quarter of 2006, we began shipping commercial product with an expiration date of 18 months. During the second quarter of 2007, we began shipping commercial product with an expiration date of 24 months. During the fourth quarter of 2008, we began shipping commercial product with an expiration date of 36 months. Factors that are considered in our estimate of future product returns include an analysis of the amount of product in the wholesaler and pharmacy channels, discussions with key wholesalers and other customers regarding inventory levels and shipment trends, review of consumer consumption data, and the remaining time to expiration of our product. As a result of this ongoing evaluation, our product return reserve was $1.4 million and $0.9 million at December 31, 2008 and 2007, respectively. For the years ended December 31, 2008, 2007 and 2006, we recorded a reduction to revenue for product returns of $2.0 million, $1.0 million and $2.6 million, respectively. The return rate and related reserve are evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. In developing a reasonable estimate for the reserve for product returns, we consider the factors in paragraph 8 of Statement of Financial Accounting Standards No. 48, Revenue Recognition When a Right of Return Exists. The actual amount of product returns could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. Due to an increase in the volume of returns related to commercial product with an expiration date of 24 months, we revised our estimated product return reserve during the fourth quarter of 2008. Prior to the fourth quarter of 2008, we had estimated our provision for returns for commercial product with an expiration date of 24 months using historical return data for commercial product with expiration dates of 12 months and 18 months. Commercial product with an expiration date of 24 months did not begin to expire until the fourth quarter of 2008. This revision to our estimate resulted in an increase to the provision for returns of approximately $1.0 million in the year ended December 31, 2008, as compared to the year ended December 31, 2007.

Sample Voucher and Co-Pay Card Program.  Beginning in the third quarter of 2005, we initiated a sample voucher program whereby we offered an incentive to patients in the form of a free 30-day trial, or approximately 100 tablets, of BiDil. We have accounted for this program in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. Initially, these sample programs had quarterly expiration dates such that each sample voucher program was only active for one quarter at a time. As a result, at the end of each quarter we could determine the actual amount of reimbursement claims received for the vouchers distributed during the quarter. The amount of reimbursement is recorded as a reduction to revenue. During the third quarter 2006, we initiated a six month co-pay program whereby we cover the co-pay for eligible insured patients for their BiDil prescriptions, including refills. As a result of these programs, we recorded a reduction to revenue of $0.1 million, $0.1 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Sales Discounts, Rebates and Allowances.  Sales discounts, rebates and allowances result primarily from sales under contract with healthcare providers, wholesalers, Medicare and Medicaid programs and other governmental agencies. We estimate rebates and contractual allowances, cash and contract discounts and other rebates by considering the following factors: current contract prices and terms, sales volume, estimated customer and wholesaler inventory levels and current average rebate rates. For the years ended December 31, 2008, 2007 and 2006, we recorded cash discounts, rebates and other allowances of $6.1 million, $5.3 million and $1.5 million, respectively.

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

Inventory.  We review our estimates of the net realizable value of our inventory at each reporting period. Our estimate of the net realizable value of inventory is subject to judgment and estimation. The actual net realizable value could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. On a quarterly basis, we analyze our current inventory levels and future irrevocable inventory purchase commitments and write down inventory that has become un-saleable, inventory that has a cost basis in excess of its expected net realizable value and irrevocable inventory purchase commitments that are in excess of expected future inventory requirements based on our sales forecasts. For the year ended December 31, 2008, we recorded inventory impairment charges of $0.5 million to cost of sales related to commercial trade inventory, patient sample inventory and excess raw materials. For the year ended December 31, 2007, we recorded inventory impairment charges of $2.3 million to cost of sales related to commercial trade inventory, patient sample inventory, contractual purchase commitments in excess of our sales forecast, and excess raw materials. For the year ended December 31, 2006, we recorded inventory impairment charges of $1.5 million to cost of sales related to commercial trade inventory, patient sample inventory and contractual purchase commitments in excess of our sales forecast.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, FASB issued Staff Position No. 157-2, or FSP 157-2, which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities. We adopted the provisions of SFAS 157 related to financial assets and liabilities and items that are recognized at fair value on a recurring basis on January 1, 2008. The partial adoption of SFAS 157 related to financial assets and financial liabilities did not have a material impact on our results of operations, financial position or cash flows for the year ended December 31, 2008.

As permitted by FSP 157-2, we will not apply the provisions of SFAS 157 to property, plant and equipment until calendar year 2009. We believe the impact of the adoption on January 1, 2009 of the deferred provisions of SFAS 157 will not have a material impact on our results of operations, financial position or cash flows.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments at fair value, which are not currently required to be measured as such, at specified election dates under SFAS 159’s fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We adopted the provisions of SFAS 159 on January 1, 2008, but did not elect the fair value option for any of our financial assets and financial liabilities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and high-grade corporate and U.S. government-related securities, directly or through managed funds, with maturities of two years or less. In addition, we hold auction rate securities that reset monthly. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2008 or December 31, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

As of December 31, 2008, all marketable securities held by us have maturity dates that range from 2009 to 2045.

As of December 31, 2008, we held approximately $1.6 million par value of auction rate securities. These auction rate securities are comprised of approximately $1.3 million of preferred stock closed-end fund auction rate securities and a $0.3 million government-backed student loan auction rate security. Auction rate securities are securities that are structured to allow for short-term interest rate resets, but with contractual maturity dates that can be well in excess of ten years. Auctions have historically provided a liquid market for these securities. However, beginning in February 2008, the majority of auction rate securities in the marketplace failed at auction due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these securities resetting to predetermined rates within the underlying loan agreement, which might be higher or lower than the current market rate of interest. Our ability to liquidate our auction rate securities and fully recover the carrying value of our investments in the near term may be limited or not exist. In the event that we need to access our investments in these auction rate securities, we will not be able to do so until a future auction of these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, or the securities mature, which could be in as many as 37 years. As a result of these factors, we recorded impairment charges of $157,000 for the year ended December 31, 2008. We estimated the fair value of our auction rate securities using a discounted cash flow analysis that considered the following key inputs: (a) the underlying structure of each security; (b) the present value of future principle and interest payments discounted at rates considered to reflect the relevant risk associated with each security; (c) the time horizon that the market value of each security could return to its cost; and (d) other factors such as the credit rating of the issuer and any other credit enhancements. We may be required to record additional impairment charges on these investments from time to time.

As of December 31, 2008, we classify our auction rate securities as long-term marketable securities, reflecting management’s determination that these securities may not be liquidated within one year due to the auction failures described above. We have not experienced any realized losses on sales of auction rate securities in 2008.

For the year ended December 31, 2008, the cumulative impairments recorded by us include an impairment of $32,000 on our government-backed student loan auction rate security and an impairment of $125,000 on our preferred stock closed-end fund auction rate securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NitroMed, Inc.

We have audited the accompanying balance sheets of NitroMed, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NitroMed, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Boston, Massachusetts March 19, 2009

NITROMED, INC.

BALANCE SHEETS

(in thousands, except par value amounts)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$10,635	$8,167
Marketable securities	6,810	23,233
Accounts receivable	1,648	1,929
Inventories	1,499	1,401
Prepaid expenses and other current assets	271	334
Total current assets	20,863	35,064
Property and equipment, net	73	312
Long-term marketable securities	1,393	—
Restricted cash	—	191
Total assets	$22,329	$35,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$557	$3,235
Accrued expenses	3,744	6,379
Accrued restructuring	24	—
Current portion of long-term debt	—	3,728
Total current liabilities	4,325	13,342
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 65,000 shares authorized; 46,043 shares and 45,381 shares issued and outstanding as of December 31, 2008 and 2007, respectively	460	454
Additional paid-in capital	368,815	367,125
Accumulated deficit	(351,299)	(345,382)
Accumulated other comprehensive income	28	28
Total stockholders’ equity	18,004	22,225
Total liabilities and stockholders’ equity	$22,329	$35,567

The accompanying notes are an integral part of the financial statements.

NITROMED, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Product sales	$14,920	$15,269	$12,086
License and collaboration	—	750	—
Total revenues	14,920	16,019	12,086
Cost and operating expenses:
Cost of product sales	3,451	4,236	3,560
Research and development(1)	2,751	12,185	17,029
Sales, general and administrative(1)	12,137	31,358	59,403
Restructuring charges	2,724	1,004	5,283
Total cost and operating expenses	21,063	48,783	85,275
Loss from operations	(6,143)	(32,764)	(73,189)
Non-operating income:
Interest income	667	1,884	3,204
Interest expense	(91)	(694)	(1.352)
Other expense	(350)	—	—
	226	1,190	1,852
Net loss	(5,917)	(31,574)	(71,337)
Basic and diluted net loss per share	$(0.13)	$(0.75)	$(1.96)
Shares used in computing basic and diluted net loss per share	45,976	41,997	36,399

(1)                                  Includes stock-based compensation expense as follows:

Research and development	$81	$2,005	$2,795
Sales, general and administrative	$1,352	$3,763	$5,119

The accompanying notes are an integral part of the financial statements.

NITROMED, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Accumulated Other	Total
	Common Stock		Additional	Deferred Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Paid-in Capital	Compensation	Deficit	Loss	Equity
Balance at December 31, 2005	30,512	$305	$276,510	$(1,208)	$(242,471)	$(70)	$33,066
Elimination of deferred stock compensation in accordance with the adoption of SFAS 123(R)			(1,208)	1,208			—
Exercise of stock options	461	5	688				693
Compensation expense associated with options issued to employees			8,042				8,042
Reversal of compensation expense associated with options issued to non-employees			(239)				(239)
Issuance of stock under employee stock purchase plan	32	—	93				93
Issuance of stock in connection with employee benefit plan	78	1	198				199
Sale of common stock in public offering (net of issuance costs of $4,056)	6,098	61	58,444				58,505
Unrealized gains on marketable securities						57	57
Net loss					(71,337)		(71,337)

Comprehensive loss							(71,280)

Balance at December 31, 2006	37,181	$372	$342,528	$—	$(313,808)	$(13)	$29,079

The accompanying notes are an integral part of the financial statements.

NITROMED, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock				Accumulated Other
		Par	Additional	Accumulated	Comprehensive	Total Stockholders’
	Shares	Value	Paid-in Capital	Deficit	Incom (Loss)	Equity
Balance at December 31, 2006	37,181	$372	$342,528	$(313,808)	$(13)	$29,079
Exercise of stock options	273	3	309			312
Compensation expense associated with options issued to employees			4,993			4,993
Reversal of compensation expense associated with options issued to non-employees			(26)			(26)
Issuance of stock under employee stock purchase plan	74	1	78			79
Issuance of stock in connection with employee benefit plan	87	1	279			280
Issuance of common stock and related stock compensation expense in connection with restricted stock plan	166	1	800			801
Sale of common stock in public offering (net of issuance costs of $1,485)	7,600	76	18,164			18,240
Unrealized gains on marketable securities					41	41
Net loss				(31,574)		(31,574)

Comprehensive loss						(31,533)

Balance at December 31, 2007	45,381	$454	$367,125	$(345,382)	$28	$22,225

The accompanying notes are an integral part of the financial statements.

NITROMED, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock				Accumulated Other
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2007	45,381	$454	$367,125	$(345,382)	$28	$22,225
Exercise of stock options	102	1	72			73
Compensation expense associated with options issued to employees			454			454
Reversal of compensation expense associated with options issued to non-employees			(5)			(5)
Issuance of stock in connection with employee benefit plan	192	2	188			190
Issuance of common stock and related stock compensation expense in connection with restricted stock plan	368	3	981			984
Unrealized gains on marketable securities					—	—
Net loss				(5,917)		(5,917)

Comprehensive loss						(5,917)

Balance at December 31, 2008	46,043	$460	$368,815	$(351,299)	$28	$18,004

The accompanying notes are an integral part of the financial statements.

NITROMED, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(5,917)	$(31,574)	$(71,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118	285	798
Non-cash restructuring charges	72	—	1,342
Stock-based compensation expense	1,433	5,768	7,914
Impairment charge on auction rate securities	157	—	—
Changes in operating assets and liabilities:
Accounts receivable	281	(559)	1,236
Inventories	(98)	1,445	401
Prepaid expenses and other current assets	63	236	3,290
Accounts payable	(2,678)	1,312	(9,887)
Accrued expenses	(2,635)	114	(4,636)
Accrued restructuring charge	24	(299)	299
Deferred revenue	—	(206)	(1,773)
Net cash used in operating activities	(9,180)	(23,478)	(72,353)
Cash flows from investing activities:
Purchases of property and equipment	—	(162)	(111)
Proceeds from sale of equipment	49	528	—
Purchases of marketable securities	(16,147)	(69,020)	(150,092)
Sales and maturities of marketable securities	31,020	66,907	179,520
Restricted cash	191	612	—
Net cash provided by (used in) investing activities	15,113	(1,135)	29,317
Cash flows from financing activities:
Proceeds from sale of common stock	—	18,240	58,505
Principal payments on long-term debt	(3,728)	(6,925)	(6,272)
Proceeds from employee stock plans	263	391	786
Net cash (used in) provided by financing activities	(3,465)	11,706	53,019
Net increase (decrease) in cash and cash equivalents	2,468	(12,907)	9,983
Cash and cash equivalents, beginning balance	8,167	21,074	11,091
Cash and cash equivalents, ending balance	$10,635	$8,167	$21,074
Supplemental disclosure:
Cash paid during the year for interest	$122	$751	$1,403

The accompanying notes are an integral part of the financial statements.

NITROMED, INC.

NOTES TO FINANCIAL STATEMENTS

(all tabular amounts in thousands except per share amounts)

1. The Company

NitroMed, Inc. (the “Company”) is the maker of BiDil®. Since its inception, the Company has funded its operations mainly through the sale of equity securities, debt financings, license fees, research and development funding, milestone payments from its collaborative partners, and more recently, sales of BiDil. In June 2005, the U.S. Food and Drug Administration (“FDA”) approved the Company’s product, BiDil, for the treatment of heart failure in self-identified black patients as an adjunct to current standard therapies. BiDil is an orally administered fixed-dose combination of isosorbide dinitrate and hydralazine hydrochloride. The Company commercially launched BiDil in July 2005, and has since generated approximately $46.7 million in product sales, including product sales of $3.2 million during the fourth quarter of 2008, and total product sales of $14.9 million during the year ended December 31, 2008.

Based upon the Company’s determination that the successful commercialization of BiDil requires a magnitude of resources that it cannot allocate to the program, as well as the Company’s plans to conserve cash in order to pursue the development of an extended release formulation of BiDil, known as BiDil XR™, in January 2008 the Company discontinued active promotional efforts related to BiDil. The Company concurrently implemented a restructuring plan in which the Company immediately and significantly reduced its workforce. Although the Company has discontinued active promotional efforts related to BiDil, the Company continues to manufacture and sell BiDil and maintain the product on the market for patients through normal wholesale and retail channels. The Company has also conducted limited advertising in select medical publications, and has utilized a third-party marketing firm to contact healthcare professionals on the Company’s behalf, in each case in an effort to maintain a limited market presence for BiDil. Based upon the Company’s activities in 2008 related to its now terminated agreement with JHP Pharmaceuticals, LLC for the purchase and sale of its BiDil and BiDil XR drug business, as well as the Company’s decision to enter into a merger agreement with Deerfield Management, the Company has not yet commenced the next set of clinical trials pursuant to the Company’s BiDil XR development plan. The Company expects to incur minimal expenses in 2009 in connection with BiDil XR development activities.

As discussed below under Note 12, “Subsequent Events,” on January 27, 2009, the Company entered into an agreement and plan of merger with certain entities affiliated with Deerfield Management. At the effective time of the merger with Deerfield Management, each outstanding share of the Company’s common stock will be converted into the right to receive $0.80 per share in cash, subject to adjustment if the Company’s net cash balance at the closing of the merger is greater than or less than $12.3 million, as calculated pursuant to the terms of the Merger Agreement. The Company currently expects to complete the merger with Deerfield Management in the second quarter of 2009 following the satisfaction or waiver of all the conditions to the merger, including the adoption of the merger agreement by the Company’s stockholders at a special meeting of stockholders, which is currently scheduled for April 22, 2009.

Pending the completion of the Company’s merger with Deerfield Management, the Company expects to incur operating expenses going forward primarily related to keeping BiDil available on the market. The Company expects to also incur minimal additional expenses in 2009 related to the further development of BiDil XR. Whether or not the merger with Deerfield Management is completed, the Company believes that its existing sources of liquidity and the cash expected to be generated from future sales of BiDil will be sufficient to fund its operations for at least the next twelve months. In the event that the planned merger with Deerfield Management is significantly delayed or is not completed at all, the Company’s future revenue from sales of BiDil could decline significantly based on a number of factors, including a decline in BiDil prescriptions by healthcare providers and a decline in the willingness of third party payors to provide reimbursement at favorable levels, in each case due, at least in part, to the prior elimination of the Company’s sales force and discontinuation of the Company’s active promotional efforts related to BiDil.

2. Summary of Significant Accounting Policies

Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly liquid investments with maturities of three months or less at the time of acquisition. Investments with maturities in excess of three months at the time of acquisition are classified as marketable securities and designated as available-for-sale. Cash equivalents consist of institutional money market funds. Available-for-sale securities, excluding investments in auction rate securities, are carried at fair market value, as reported by the custodian, and unrealized gains and losses are reported as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity. Realized gains and losses were not material for the years ended December 31, 2008, 2007 and 2006.

2. Summary of Significant Accounting Policies (Continued)

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

Research and Development Expenses

Research and development expenses primarily consist of salaries and related expenses for research and development personnel, fees paid to consultants and outside service providers and materials used in clinical trials. The Company charges research and development expenses, including costs associated with acquiring patents, to operations as incurred.

Revenue Recognition

The Company’s principal source of revenue is the sale of BiDil, which began shipping in July 2005. Other sources of revenue to date include license fees, research and development payments and milestone payments that the Company has received from its corporate collaborators.

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

                Product Returns.  Consistent with industry practice, the Company offers contractual return rights that allow customers to return product only during the period that is six months prior to, and twelve months after, product expiration. Commercial product shipped during 2005 and the first half of 2006 had a shelf-life of twelve months from date of manufacture with expiration dates ranging from April 2006 to May 2007. During the third quarter of 2006, the Company began shipping commercial product with an expiration date of 18 months. During the second quarter of 2007, the Company began shipping commercial product with an expiration date of 24 months. During the fourth quarter of 2008, the Company began shipping commercial product with an expiration date of 36 months. Factors that are considered in the Company’s estimate of future product returns include an analysis of the amount of product in the wholesaler and pharmacy channels, discussions with key wholesalers and other customers regarding inventory levels and shipment trends, review of consumer prescription data, an estimate of the product used by hospitals and the remaining time to expiration of the Company’s product. The Company’s product return reserve was $1.4 million and $0.9 million as of December 31, 2008 and 2007, respectively. For the years ended December 31, 2008, 2007 and 2006, the Company recorded a reduction to revenue for product returns of $2.0 million, $1.0 million and $2.6 million, respectively. The return rate and associated reserve are evaluated on a quarterly basis, assessing each of the factors described above, and adjusted accordingly. In developing a reasonable estimate for the reserve for product returns, the Company considers the factors in paragraph 8 of Statement of Financial Accounting Standards No. 48, Revenue Recognition When a Right of Return Exists. The

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

actual amount of product returns could vary significantly from the Company’s estimates and could have a material effect on the Company’s financial condition and results of operations in any reporting period. Due to an increase in the volume of returns related to commercial product with an expiration date of 24 months, the Company revised its estimated product return reserve during the fourth quarter of 2008. Prior to the fourth quarter of 2008, the Company had estimated its provision for returns for commercial product with an expiration date of 24 months using historical return data for commercial product with expiration dates of 12 months and 18 months. Commercial product with an expiration date of 24 months did not begin to expire until the fourth quarter of 2008. This revision to the Company’s estimate resulted in an increase to the provision for returns of approximately $1.0 million in the year ended December 31, 2008, as compared to the year ended December 31, 2007.

Sample Voucher and Co-Pay Card Program.  Beginning in the third quarter of 2005, the Company initiated a sample voucher program whereby the Company offered an incentive to patients in the form of a free 30-day trial of BiDil. The Company accounts for this program in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. Initially, these sample programs had quarterly expiration dates such that each sample voucher program was only active for one quarter at a time. As a result, at the end of each quarter the Company could determine the actual amount of reimbursement claims received for the vouchers distributed during the quarter. The amount of reimbursement is recorded as a reduction to revenue. During the third quarter of 2006, the Company initiated a six month co-pay program whereby the Company covers the co-pay for eligible insured patients for their BiDil prescriptions, including refills. As a result of these programs, the Company recorded a reduction to revenue of $0.1 million, $0.1 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Sales Discounts, Rebates and Allowances.  Sales discounts, rebates and allowances result primarily from sales under contract with healthcare providers, wholesalers, Medicare and Medicaid programs and other governmental agencies. The Company estimates rebates and contractual allowances, cash and contract discounts and other rebates by considering the following factors: current contract prices, terms, sales volume, estimated customer and wholesaler inventory levels, and current average rebate rates. For the years ended December 31, 2008, 2007 and 2006, the Company recorded rebates, cash discounts, and other allowances of $6.1 million, $5.3 million and $1.5 million, respectively.

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

Accounts Receivable

Accounts receivable consist of amounts due from wholesalers and pharmacies for the purchase of BiDil. Ongoing evaluations of customer payment histories are performed and collateral is generally not required. As of December 31, 2008, the Company has not reserved any amount for bad debts related to the sale of BiDil. The Company continuously reviews all customer accounts to determine if an allowance for uncollectible accounts is necessary. The Company currently provides substantially all of its customers with payment terms of net 30 days. Through December 31, 2008, payments have generally been made in a timely manner.

2. Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which range between three to five years. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable and recognizes an impairment loss when the estimated undiscounted cash flows are less than the carrying value of the asset. The asset is written down to its fair value, determined by either a quoted market price or by a discounted cash flow technique, whichever is more appropriate under the circumstances. During 2008, the Company recorded impairment charges of $0.1 million (See Note 5). There were no impairment charges recorded during 2007. Property and equipment consist of the following:

	December 31,
	2008	2007
Laboratory furniture, fixtures and equipment	$362	$362
Office furniture, fixtures and equipment	5	162
	367	524
Less accumulated depreciation and amortization	(294)	(212)
Total	$73	$312

In 2008, the Company sold certain office furniture and computer equipment previously used in sales, general and administrative activities and received proceeds in the amount of $54,000, which approximated the equipment’s net book value. In February 2007, the Company sold certain equipment previously used in research and development activities and received proceeds in the amount of $528,000, which approximated the equipment’s net book value.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventories consisted of the following:

	December 31,
	2008	2007
Raw materials	$218	$349
Finished goods	1,281	1,052
Total	$1,499	$1,401

On a quarterly basis, the Company analyzes its current inventory levels and writes down inventory that has become un-saleable or has a cost basis in excess of its expected net realizable value. In addition, the Company evaluates its future irrevocable inventory purchase commitments compared to forecasted product sales, the current level of inventory, and its related product dating. For the year ended December 31, 2008, the Company recorded inventory impairment charges of $0.5 million to cost of sales for excess quantities, comprised of commercial trade inventory, patient sample inventory and raw materials. For the year ended December 31, 2007, the Company recorded inventory impairment charges of $2.3 million to cost of sales for excess quantities, comprised of commercial trade inventory, patient sample inventory, contractual purchase commitments in excess of expected future inventory requirements based on the Company’s sales forecast, and raw materials. For the year ended December 31, 2006, the Company recorded inventory impairment charges of $1.5 million to cost of sales comprised of commercial trade inventory, patient sample inventory and contractual purchase commitments in excess of expected future inventory requirements based on the Company’s sales forecast.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and the dilutive potential common stock equivalents then outstanding. Potential common stock equivalents consist of stock options and restricted common stock. Since the Company has a net loss for all periods presented, the

2. Summary of Significant Accounting Policies (Continued)

Net Loss Per Share (Continued)

effect of all potentially dilutive securities is antidilutive. Accordingly, basic net loss per share and diluted net loss per share are the same.

Options to purchase 2,875,324, 4,747,755 and 4,935,930 shares of common stock for the years ended December 31, 2008, 2007 and 2006, respectively, have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive. In addition, 33,333 and 451,778 shares of unvested restricted common stock issued and outstanding as of December 31, 2008 and December 31, 2007, respectively, are also not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

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

The following table summarizes the number of trade customers that individually comprise greater than 10% of product revenues and their respective percentage of the Company’s total product revenues on a gross basis:

	Number of Significant	Percentage of Total Product Revenues by Customer
Year ended:	Customers	A	B	C
December 31, 2008	3	38%	35%	18%
December 31, 2007	3	38%	36%	17%
December 31, 2006	3	34%	36%	18%

The table above excludes revenues from license and collaboration agreements. The Company recognized revenue in 2007 from an upfront payment in connection with a license agreement pursuant to which the Company granted the licensee a non-exclusive license under certain non-strategic patent rights owned and/or licensed by the Company.

The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and their respective percentage of the Company’s total accounts receivable:

	Number of Significant	Percentage of Total Accounts Receivable by Customer
As of:	Customers	A	B	C
December 31, 2008	3	32%	39%	18%
December 31, 2007	3	38%	34%	17%

Concentration of Other Risks

The Company currently obtains one of the key active pharmaceutical ingredients for its commercial requirements for BiDil from a single source. The Company also utilizes one manufacturer to produce BiDil. The disruption or termination of the contract with the manufacturer of BiDil or of the supply of the key pharmaceutical ingredient for BiDil or a significant increase in the cost of the key active pharmaceutical ingredient from this single source could have a material adverse effect on the Company’s business, financial position and results of operations.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses were $1.0 million, $7.7 million and $12.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

2. Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates relate to product returns rates, contract rebates, the net realizable value of inventory, useful lives of fixed assets, fair values of certain marketable securities, accrued liabilities, and stock-based compensation. Actual results could differ from those estimates, and such differences may be material to the financial statements.

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

Segment Information

During the years ended December 31, 2008, 2007 and 2006, the Company operated in one reportable business segment, developing nitric oxide-enhancing medicines, under the management approach of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method as permitted under SFAS 123R. Under this transition method, compensation cost recognized for the years ending December 31, 2008, 2007 and 2006 is comprised of: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

See Note 6 for additional information relating to stock-based compensation.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, FASB issued Staff Position No. 157-2 (“FSP 157-2”), which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities. The Company adopted the provisions of SFAS 157 related to financial assets and liabilities and items that are recognized at fair value on a recurring basis on January 1, 2008. The partial adoption of SFAS 157 related to financial assets and financial liabilities did not have a material impact on the Company’s results of operations, financial position or cash flows for the year ended December 31, 2008.

As permitted by FSP No. 157-2, the Company will not apply the provisions of SFAS 157 to property, plant and equipment until calendar year 2009. The Company believes the impact of the adoption on January 1, 2009 of the deferred provisions of SFAS 157 will not have a material impact on the Company’s results of operations, financial position or cash flows.

2. Summary of Significant Accounting Policies (Continued)

New Accounting Standards (Continued)

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments at fair value, which are not currently required to be measured as such, at specified election dates under SFAS 159’s fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted the provisions of SFAS 159 on January 1, 2008, but did not elect the fair value option for any of the Company’s financial assets and financial liabilities.

3. Cash Equivalents and Marketable Securities

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

The following is a summary of the fair market value of available-for-sale money market funds and marketable securities the Company held at December 31, 2008 and 2007:

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$10,635	$—	$—	$10,635
U.S. Government agencies
Due in one year or less	255	—	—	255
Corporate securities
Due in one year or less	6,527	28	—	6,555
Total short-term marketable securities	$6,782	$28	$—	$6,810
Total long-term marketable securities	$1,550	$—	$(157)	$1,393

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$8,167	$—	$—	$8,167
U.S. Government agencies
Due in one year or less	799	—	(3)	796
Taxable auction securities	9,575	—	—	9,575
Tax-free auction securities	700	—	—	700
Corporate securities
Due in one year or less	9,897	28	(1)	9,924
Due in one to three years	2,234	4	—	2,238
Total marketable securities	$23,205	$32	$(4)	$23,233

The Company adopted SFAS 157 on January 1, 2008. The three levels of the fair value hierarchy under SFAS 157 are described below:

•                  Level 1 – Observable inputs such as quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

3. Cash Equivalents and Marketable Securities (Continued)

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

The following table sets forth, by level within the fair value hierarchy, a summary of the fair market value of available-for-sale securities classified as cash equivalents and marketable securities held at December 31, 2008:

December 31, 2008	Level 1	Level 2	Level 3	Total
Cash equivalent available-for-sale investments	$8,628	$—	$—	$8,628
U.S. Government agencies	$—	$255	$—	$255
Corporate securities	—	6,555	—	6,555
Total short-term marketable securities	$—	$6,810	$—	$6,810
Long-term marketable securities (1)	$—	$—	$1,393	$1,393

(1)  The Company recorded impairment charges of $157,000 for the year ended December 31, 2008 related to certain auction rate securities that are classified as Level 3 securities.

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Auction Rate Securities
Balance at January 1, 2008	$—
Transfers to Level 3	1,550
Unrealized loss recorded in statement of operations	(157)
Balance at December 31, 2008	$1,393

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

As of December 31, 2008, all marketable securities held by the Company have maturity dates that range from 2009 to 2045.

As of December 31, 2008, the Company held approximately $1.6 million of auction rate securities. These auction rate securities are comprised of approximately $1.3 million of preferred stock closed-end fund auction rate securities and a $0.3 million government-backed student loan auction rate security. Auction rate securities are securities that are structured to allow for short-term interest rate resets, but with contractual maturity dates that can be well in excess of ten years. Auctions have historically provided a liquid market for these securities. However, beginning in February 2008, the majority of auction rate securities in the marketplace failed at auction due to sell orders exceeding buy orders. Such failures resulted in the interest rate on these securities resetting to predetermined rates within the underlying loan agreement, which might be higher or lower than the current market rate of interest. The Company’s ability to liquidate its auction rate securities and fully recover the carrying value of its investments in the near term may be limited or not exist. In the event that the Company needs to access its investments in these auction rate securities, the Company will not be able to do so until a future auction of these investments is successful, the issuer redeems the outstanding securities, a buyer is found outside the auction process, or the securities mature, which could be in as

3. Cash Equivalents and Marketable Securities (Continued)

many as 37 years. As a result of these factors, the Company recorded impairment charges of $157,000 for the year ended December 31, 2008, respectively. The Company estimated the fair value of its auction rate securities using a discounted cash flow analysis that considered the following key inputs: (a) the underlying structure of each security; (b) the present value of future principle and interest payments discounted at rates considered to reflect the relevant risk associated with each security; (c) the time horizon that the market value of each security could return to its cost; and (d) other factors such as the credit rating of the issuer and any other credit enhancements. The Company may be required to record additional impairment charges on these investments from time to time.

As of December 31, 2008, the Company classifies its auction rate securities as long-term marketable securities, reflecting management’s determination that these securities may not be liquidated within one year due to the auction failures described above. The Company did not experience any realized losses on sales of auction rate securities in 2008.

For the year ended December 31, 2008, the cumulative impairments recorded by the Company include an impairment of $32,000 on its government-backed student loan auction rate security and an impairment of $125,000 on its preferred stock closed-end fund auction rate securities.

4. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2008	2007
Sales and marketing	$—	$304
Compensation and related benefits	225	1,955
Reimbursements and rebates related to managed care organizations	1,025	1,800
Product returns reserve	1,381	946
Audit and legal fees	608	310
Other	505	1,064
Total	$3,744	$6,379

5. Restructuring Actions

In the first quarter of 2008, the Company recorded restructuring charges of $2.7 million, which was comprised of severance benefits of $2.6 million and impairment charges of $0.1 million for disposed computer equipment. The severance benefits were recorded in accordance with Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits for contractual termination benefits for certain executives and Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, for one-time termination benefits for the remainder of employees terminated. In conjunction with the January 2008 restructuring, the Company eliminated approximately 80 positions and discontinued active promotional activities related to BiDil.

The following table summarizes the activity as of December 31, 2008 related to the January 2008 restructuring plan:

	Charge	Cash Payments and Write-offs	Accrued at December 31, 2008
Workforce reduction	$2,652	$(2,628)	$24
Impairment	72	(72)	—
Total	$2,724	$(2,700)	$24

6. Stockholders’ Equity

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

Stock-Based Compensation

The Company follows the fair value recognition provisions of SFAS 123R. Compensation cost recognized subsequent to December 31, 2005 includes: (a) compensation cost for all stock-based payments granted but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards.

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

Stock Option Plans.  The Company’s Amended and Restated 1993 Equity Incentive Plan (the “1993 Plan”), which expired in accordance with its terms in 2003, provided for the grant of incentive stock options, nonstatutory stock options and restricted stock awards to purchase up to 2,288,200 shares of the Company’s common stock. Officers, employees, directors, consultants and advisors of the Company were eligible to receive grants of options under the 1993 Plan at a price not less than 100% (or 110% in the case of incentive stock options granted to 10% or greater stockholders) of the fair market value of the Company’s common stock, as determined by the Company’s Board of Directors, at the time the option was granted. In May 2003, the Company’s stockholders approved the 2003 Stock Incentive Plan, under which 800,000 shares of common stock were authorized for issuance. In October 2003, the stockholders of the Company approved an Amended and Restated 2003 Stock Incentive Plan (the “2003 Plan”) which provided, among other things, for an increase of shares authorized for issuance under the 2003 Plan to 2,500,000. In May 2005, the stockholders of the Company approved an amendment to the 2003 Plan which provided for an increase of shares authorized for issuance under the 2003 Plan to 3,500,000, and the adoption of an “evergreen” provision that allows for an annual increase in the number of shares of the Company’s common stock available for issuance under the 2003 Plan. The evergreen provision provides for an annual increase to be added on the first day of each fiscal year of the Company during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2013. The increase provided by the evergreen provision is equal to the lesser of (i) 1,400,000 shares of the Company’s common stock, (ii) 4% of the outstanding shares on that date or (iii) an amount determined by the Company’s Board of Directors. Pursuant to the evergreen provision, an additional 1,219,679 shares of common stock were authorized for issuance under the 2003 Plan in January 2006, and an additional 1,400,000 shares of common stock were authorized for issuance under the 2003 Plan in each of January 2007, January 2008 and January 2009.

While the Company may grant options to employees that become exercisable at different times or within different periods, the Company generally has granted options to employees that are exercisable in equal annual installments of 25% on each of the first four anniversary dates of the grant.

Employee Stock Purchase Plan.  On August 18, 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The first offering period began on January 1, 2004. In May 2006, the stockholders of the Company approved an amendment to the ESPP, which provided for an increase of shares available for issuance under the ESPP to 150,000, and the adoption of an “evergreen” provision that allows for an annual increase in the number of shares of the Company’s common stock available for

6. Stockholders’ Equity (Continued)

Stock-Based Compensation (Continued)

issuance under the ESPP. The evergreen provision provides for an annual increase to be added on the first day of each fiscal year of the Company during the period beginning in fiscal year 2007 and ending on the last day of fiscal year 2010, such increase to be equal to the lesser of (i) 150,000 shares of the Company’s common stock or (ii) a lesser amount determined by the Company’s Board of Directors. Pursuant to the evergreen provision, an additional 150,000 shares of common stock were authorized for issuance under the ESPP in each of January 2007, January 2008 and January 2009.

                Grant-date Fair Value.  The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model. Information pertaining to stock options and related assumptions are noted in the following table:

	December 31,
	2008	2007	2006
Options granted (in thousands)	385	960	3,833
Weighted-average exercise price of stock options	$1.01	$2.62	$6.65
Weighted-average grant date fair-value of stock options	$0.67	$1.61	$4.14
Assumptions:
Volatility	76%	76%	74%
Risk-free interest rate	3.1%	4.8%	4.7%
Expected lives	5.5 years	4.4 years	5.4 years
Dividend	—	—	—

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

Stock-Based Compensation Expense.  The Company is using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 7.1% to all unvested options as of December 31, 2008. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

Stock-Based Compensation Activity.  A summary of the activity under the Company’s stock options plans as of December 31, 2008 and changes during the year then ended is presented below:

	Number of Options	Weighted- Average Exercise Price Per Share ($ )	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($ )
Options outstanding at December 31, 2007	4,748	6.28
Options granted	385	1.01
Options exercised	(102)	0.72
Options canceled	(2,156)	6.76
Options outstanding at December 31, 2008	2,875	5.41		—
Options vested or expected to vest at December 31, 2008(1)	2,771	5.51	6.1	—
Options exercisable at December 31, 2008	2,011	6.38	5.2	—

(1)                                  Options expected to vest is calculated by applying an estimated forfeiture rate to unvested options.

During the year ended December 31, 2008, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $26,000, and the total amount of cash received from exercise of these options was $73,000. The total grant-date fair value of stock options that vested during the year ended December 31, 2008 was $2.1 million.

6. Stockholders’ Equity (Continued)

Stock-Based Compensation (Continued)

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

As of December 31, 2008, there was $1.7 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 1.6 years.

During 1999 and 2000, the Company granted performance-based options to purchase 75,100 and 100,000 shares of common stock, respectively, with an exercise price of $1.30, to certain employees, which allow for acceleration of the vesting period upon the occurrence of certain defined events. Of the 100,000 options granted in 2000, 5,000 options were forfeited in 2002. Based on the terms of the arrangements, the awards were required to be accounted for as variable, and compensation expense was measured as the difference between the fair market value of the Company’s common stock at the reporting period date and the exercise price of the award. Compensation expense is recognized over the vesting period. In connection with the adoption of SFAS 123R, these awards became fixed and their associated expense is included in stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006.

During 2003 and 2002, the Company granted options to purchase 413,250 and 241,000 shares of common stock, respectively, to employees at exercise prices below the deemed fair value for accounting purposes of the Company’s common stock. The weighted average exercise price of these options is $2.00 per share. The Company recorded deferred stock compensation expense related to these grants of $3,317,000 and $566,000 for the years ended December 31, 2003 and 2002, respectively. These amounts were being recognized as stock-based compensation expense ratably over the vesting period of four years. In connection with the adoption of SFAS 123R in January 2006, the Company reversed the remaining deferred stock compensation balance of $1,208,000. The fair value of these awards is accounted for in accordance with SFAS 123R, and related stock compensation expense is included in the statement of operations for the years ended December 31, 2008, 2007 and 2006.

Since 1999, the Company has granted options to purchase a total of 201,000 shares of common stock to nonemployees at a weighted-average exercise price of $3.50 per share, of which 125,000 remained outstanding at December 31, 2008, and 2007. The Company has applied the recognition provisions of EITF 96-18 related to these stock options and utilized the Black-Scholes option pricing model to determine the fair value of these stock options at each reporting date. In connection with these awards, the Company recognized a reversal of stock based compensation expense of $5,000, $26,000 and $239,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

In May 2007, the Company entered into a Transition Agreement with L. Gordon Letts, Ph.D., the Company’s former Chief Scientific Officer and Senior Vice President of Research and Development. Pursuant to the terms of the Transition Agreement, options previously granted by the Company to Dr. Letts will continue to vest during a one-year transition period, during which time Dr. Letts will continue to be an employee of the Company. Pursuant to the terms of the Transition Agreement, the terms of stock option awards granted to Dr. Letts were modified in order to extend the term of the exerciseability of the options from three months following the cessation of employment to two years following the cessation of the one-year transition period. As a result of this modification, the Company incurred stock-based compensation charges of $168,000 and $25,000 for the years ended December 31, 2007 and 2008, respectively.

6. Stockholders’ Equity (Continued)

Stock-Based Compensation (Continued)

In March and April 2007, the Company entered into restricted stock agreements with certain executive officers and employees of the Company, pursuant to which these individuals were granted an aggregate of 734,790 shares of the Company’s common stock under the 2003 Plan, which are subject to forfeiture to the Company prior to vesting under certain circumstances, including voluntary separation or termination of employment for cause. The forfeiture provision lapses as follows: 25% of the shares are no longer subject to forfeiture to the Company, or “vest,” on the date that is six months after the grant date; 25% vest on the first anniversary of the grant date; and 50% vest on the second anniversary of the grant date. Upon a change in control of the Company or upon termination of the employee’s employment without cause, all unvested restricted shares shall immediately vest in full. The Company recognized stock-based compensation expense of $980,000 and $801,000 related to these restricted stock awards for the years ended December 31, 2008 and 2007, respectively. On the accompanying balance sheets, the number of shares of the Company’s common stock outstanding as of December 31, 2008 does not include 33,333 shares of unvested restricted common stock.

                A summary of the Company’s restricted stock award activity as of December 31, 2008 and changes during the year then ended is presented below:

	Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value Per Share ($)
Non-vested shares outstanding at December 31, 2007	452	3.22
Awards granted	—	—
Restrictions lapsed	(313)	3.22
Awards forfeited	(106)	3.22
Non-vested shares outstanding at December 31, 2008	33	3.22

As of December 31, 2008, there was $22,000 of total unrecognized compensation cost related to unvested restricted shares, which will be recognized over the remaining vesting term of 0.2 years.

7. Sublease

In May 2008, the Company entered into an Assignment of Lease and Assumption Agreement (the “Assignment Agreement”) with Cubist Pharmaceuticals, Inc. (“Cubist”), pursuant to which the Company assigned to Cubist its lease of approximately 19,815 square feet of office space in Lexington, Massachusetts (the “Premises”).  Concurrent with the execution of the Assignment Agreement, the Company entered into a Sublease (the “Sublease”) with Cubist, pursuant to which the Company agreed to sublease approximately 4,000 square feet of the Premises.  The initial term of the Sublease (the “Term”) was for three months beginning on June 1, 2008. Upon the expiration of the Term, the Company has elected to extend the Sublease on a month-to-month basis subsequent to the expiration of the Term. Pursuant to the terms of the Sublease, the Company is obligated to pay rent to Cubist in the amount of approximately $9,200 per month in advance.

8. License, Manufacturing and Commercialization Agreements

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

8. License, Manufacturing and Commercialization Agreements (Continued)

The term of the agreement runs in the United States from the effective date of the agreement until the later of (a) the 20th anniversary of the date of the first sale of the product by us or a permitted sublicensee to an unaffiliated third party, which is referred to in the agreement as the first in market sale, or (b) the expiration of the last-to-expire patent for the product listed in the FDA’s “Orange Book.” Elsewhere in the world, the term will run on a country by country basis from the effective date of the agreement until the later of (a) the 20th anniversary of the date of the first in market sale of the product in the country concerned or (b) the expiration of the life of the last to expire patent included in the Elan intellectual property in that country. Following the expiration of the initial term, the agreement shall continue automatically for rolling 3 year periods thereafter, unless the agreement has been terminated by either of the parties by serving 1 year’s written notice on the other party prior to the end of the initial term or any such additional 3 year period. Either Elan or the Company may terminate the agreement in the event of a material, uncured breach by the other party, or if the other party goes into liquidation or becomes bankrupt or insolvent. In addition, the Company may terminate the agreement in the event of a technical failure, which is defined as the inability to achieve a pharmacokinetic profile for the product consistent with that of BiDil administered three times daily (at 6 hour intervals). Elan may terminate the agreement with respect to a particular country in the territory in the event that the Company does not meet certain obligations set forth in the agreement with respect to such country, provided that Elan must first consult with the Company and, if applicable, provide the Company with an opportunity to meet such obligations prior to exercising Elan’s termination rights.

Dr. Jay N. Cohn.  In January 1999, as amended in August 2000, January 2001, March 2002 and September 2008, the Company entered into a collaboration and license agreement with Dr. Jay N. Cohn (the “Collaboration Agreement”). Under the Collaboration Agreement, Dr. Cohn licensed to the Company exclusive worldwide royalty-bearing rights to technology and inventions owned or controlled by Dr. Cohn and that relate to BiDil for the treatment of cardiovascular disease. The Company has made milestone payments and is currently making royalty payments to Dr. Cohn upon sales of BiDil. During the years ended December 31, 2008, 2007 and 2006, the Company incurred royalties to Dr. Cohn in the approximate amounts of $448,000, $450,000, and $364,000, respectively. The Collaboration Agreement imposes upon the Company an obligation to use reasonable best efforts to develop and, upon receipt of regulatory approval, manufacture, market and commercialize products based upon the licensed rights. If the Company fails to meet this obligation, Dr. Cohn has the right to terminate the Collaboration Agreement and the license granted to the Company thereunder. Dr. Cohn also has the right to terminate the Collaboration Agreement if the Company materially breaches the Collaboration Agreement and fails to remedy the breach within 30 days. The Company has the right to terminate the Collaboration Agreement at any time upon 30 days prior written notice. Unless earlier terminated, the Collaboration Agreement continues in perpetuity. Pursuant to the Collaboration Agreement, Dr. Cohn was appointed to the Company’s then-current scientific advisory board, entered into a consulting agreement with the Company and was granted an option to purchase 10,000 shares of the Company’s common stock.

In September 2008, the Company entered into a letter agreement with Dr. Cohn (the “Letter Agreement”), pursuant to which the Company and Dr. Cohn clarified their understandings with respect to royalty payments pursuant to the Collaboration Agreement and the related amendments. The Letter Agreement resolves certain disputes with regard to the amount of planned costs and excess costs, as those terms are defined and referred to in the amendments to the Collaboration Agreement dated January 29, 2001 and March 15, 2002. In addition, the Letter Agreement clarifies that the Company will pay Dr. Cohn a specified reduced royalty on net sales of collaboration products (as defined in the Collaboration Agreement) until such time as the aggregate dollar amount retained by the Company and not required to be paid to Dr. Cohn as a result of such reduced royalty rate equals a specified aggregate dollar amount (the “Maximum Amount”). Once the Maximum Amount has been achieved, the Company will resume making royalty payments to Dr. Cohn at the rate specified in the Collaboration Agreement.  Additionally, the Letter Agreement clarifies that should the Company sublicense its rights under the Collaboration Agreement to a third party, Dr. Cohn will receive a specified percentage of any royalty payments the Company receives from the sublicense, and any such payments made to Dr. Cohn by the Company will also be subject to offset up to the Maximum Amount. Pursuant to the terms of the Letter Agreement, the parties agreed to terminate the amendments to the Collaboration Agreement dated January 29, 2001 and March 15, 2002. In consideration for agreeing to the terms of the Letter Agreement, the Company made a one time cash payment to Dr. Cohn in the amount of $800,000. This payment has been included as a component of cost of product sales in the Company’s statement of operations for the year ended December 31, 2008.

9. Income Taxes

A reconciliation of federal statutory income tax provision to the Company’s actual provision is as follows:

	Year Ended December 31,
	2008	2007	2006
Benefit at federal statutory tax rate	$(1,946)	$(10,735)	$(24,255)
State taxes, net of federal benefit	(201)	(1,980)	(4,473)
Non-deductible expenses	17	37	910
Unbenefited operating losses	2,130	12,678	27,818
Income tax provision	$—	$—	$—

The significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$89,887	$93,535
Capitalized research costs, net of amortization	22,400	27,049
Tax credit carryforwards	7,753	7,509
Deferred revenue	—	—
Depreciation	1	(30)
Accrued expenses	112	410
Other	5,034	5,571
	125,187	134,044
Valuation allowance	(125,187)	(134,044)
Net deferred tax assets	$—	$—

The Company has decreased its valuation allowance by approximately $8.9 million in 2008 as a result of the expiration of certain net operating loss carryforwards in 2008. At December 31, 2008, the Company had unused net operating loss carryforwards of approximately $250 million available to reduce federal taxable income expiring in 2010 through 2025 and approximately $240 million available to reduce state taxable income expiring in 2008 through 2010. The Company also has federal and state research tax credits of approximately $9.0 million available to offset federal and state income taxes; these credits expire beginning in 2010. No income tax payments were made in 2008, 2007 or 2006.

Utilization of the net operating losses, (“NOLs”) and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOLs and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not currently completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since its formation, due to the significant complexity and related cost associated with such study. There also could be additional ownership changes in the future which may result in additional limitations in the utilization of the carryforward NOLs and credits.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109 (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. The Company adopted FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows. At the adoption date of January 1, 2007, and also at December 31, 2007 and December 31, 2008, the Company had no unrecognized tax benefits. The Company has not, as yet, conducted a study of its research and development credit carryforwards. This study may result in an increase or decrease to the Company’s research and development credit carryforwards. However, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. As a result, there would be no impact to the consolidated balance sheet, statement of operations or cash flows if an adjustment were required.

10. Commitments and Contingencies

In connection with the Company’s efforts to obtain the approval of BiDil from the FDA, the Company contracted with the law firm of FoxKiser LLC (“FoxKiser”) for services related to the regulatory approval process for BiDil. The agreement provided for payment of legal consulting fees upon receipt of written FDA approval of BiDil. In addition, the agreement requires the Company to pay royalties to FoxKiser on commercial sales of BiDil. The royalty term ends six months after the date of market introduction of an FDA-approved generic version of BiDil. During the years ended December 31, 2008, 2007 and 2006, the Company recorded charges of $-0-, $-0-, and $0.9 million, respectively, pertaining to the legal consulting fees, and $448,000, $450,000, and $364,000, respectively, pertaining to royalty expenses related to this agreement.

On February 16, 2005, the Company engaged Schwarz Pharma Manufacturing, Inc. (“Schwarz Pharma”) under a five-year exclusive manufacturing and supply agreement solely for the three times daily immediate release dosage formulation of BiDil. Schwarz Pharma is now a division of UCB S.A. Under the supply agreement, the Company has the right to engage a backup manufacturer. At December 31, 2008, the Company has outstanding binding purchase orders of $0.1 million for production of BiDil finished goods.

11. Retirement Plan

The Company sponsors a 401(k) plan covering substantially all employees. The plan provides for salary deferral contributions by participants of up to 75% of eligible wages not to exceed Federal requirements. Those employees over 50 years old are permitted to contribute an additional amount per Federal limits ($5,000 per year for 2008). In October 2005, the Board of Directors approved an employee match in the form of shares of the Company’s common stock equal to 50% of employee contributions, limited to the first 6% of salary contributed to the 401(k) plan. For the years ended December 31, 2008, 2007, and 2006, the Company recorded expenses of $26,000, $189,000 and $411,000, respectively, related to the plan.

12. Subsequent Events

Proposed Merger with Deerfield Management

On January 27, 2009, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Special Situations Fund, L.P., Deerfield Special Situations Fund International Limited, NTMD Parent Acquisition Corp. and NTMD Acquisition Corp. (collectively, “Deerfield Management”). As of the date of the Merger Agreement, Deerfield Management owned approximately 11% of the Company’s outstanding common stock. At the effective time of the merger with Deerfield Management, each outstanding share of the Company’s common stock will be converted into the right to receive $0.80 per share in cash, subject to adjustment if the Company’s net cash balance at the closing of the merger is greater than or less than $12.3 million, as calculated pursuant to the terms of the Merger Agreement. In addition, all outstanding options to purchase the Company’s common stock will become accelerated in full immediately prior to the effective time of the merger. Any option not exercised prior to the effective time of the merger will be converted automatically into the right to receive cash in an amount equal to the excess, if any, of the merger consideration per share of common stock over the exercise price of the option, multiplied by the number of shares of common stock underlying the option. The Merger Agreement includes a “go-shop” provision that allowed the Company to solicit, negotiate and evaluate competing acquisition proposals during a post-signing period that ended on February 26, 2009. The Company solicited, but did not receive any alternative acquisition proposals prior to the termination of the go-shop period. The Company currently expects to complete the merger with Deerfield Management in the second quarter of 2009 following the satisfaction or waiver of all conditions to the merger, including the adoption of the Merger Agreement by the Company’s stockholders at a special meeting of stockholders, which is currently scheduled for April 22, 2009.

The Merger Agreement contains customary representations, warranties and covenants including, among others, covenants relating to using commercially reasonable efforts to obtain the requisite stockholder approval of the merger and related transactions, as well as the Company’s conduct of business during the period between the date of signing the Merger Agreement and the closing of the merger. The Company’s and Deerfield Management’s obligations to consummate the merger are subject to the satisfaction or waiver of customary conditions, including (1) requisite approval of the merger by the Company’s stockholders, (2) the absence of any order or injunction preventing the consummation of the merger or any legal requirement that makes the consummation of the merger illegal, (3) obtaining any required governmental authorizations or consents and (4) determination of the Company’s final net cash in accordance with the Merger Agreement. Each party’s obligation to consummate the merger is also subject to other specified customary conditions, including the accuracy of the representations and warranties of the other party, subject to an overall material adverse effect qualification, and material compliance by the other party with its covenants. The Merger Agreement also provides the Company and Deerfield Management with specified termination rights. If the Merger Agreement is terminated under specified circumstances, the Company will be required to reimburse Deerfield Management for its documented fees and expenses associated with the Merger Agreement and the transactions contemplated thereby, up to a maximum of $750,000.

12. Subsequent Events (Continued)

Termination of Proposed JHP and Archemix Transactions

Prior to entering into the Merger Agreement, the Company terminated its previously announced Purchase and Sale Agreement (the “JHP Agreement”) with JHP Pharmaceuticals, LLC (“JHP”) and its previously announced Agreement and Plan of Merger (the “Archemix Agreement”) with Archemix Corp. (“Archemix”) in accordance with the terms of each of those agreements, including the payment of termination fees. In connection with the termination of the JHP Agreement, the Company paid a fee of approximately $900,000 to JHP. In connection with the termination of the Archemix Agreement, the Company paid a fee of $1,500,000 to Archemix.

Litigation

The Company is aware of a purported class action lawsuit related to the merger with Deerfield Management that has been filed against the Company, each of its directors, its president and chief executive officer and certain of Deerfield Management’s affiliates in Suffolk County Superior Court in Massachusetts. The lawsuit, Mieczyslaw Stachnik et al. v. Kenneth Bate et al., Civil Action No. 09-0622-BLS, was filed on February 12, 2009 and alleges, among other things, that the merger consideration to be paid to the Company’s stockholders in the merger is unfair and undervalues the Company. In addition, the complaint alleges that the Company’s directors and its president and chief executive officer violated their fiduciary duties by, among other things, failing to maximize stockholder value and failing to engage in a fair sale process. The complaint seeks, among other relief, an injunction preventing completion of the merger or, if the merger is consummated, rescissory damages. The Company believes that this lawsuit is without merit and plans to defend it vigorously.

13. Quarterly Results of Operations (Unaudited)

The following table presents unaudited quarterly financial data of the Company:

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$3,933	$3,831	$4,003	$3,153
Gross profit	2,954	3,295	$2,574	$2,646
Net (loss) income	(5,184)	982	(390)	(1,325)
Basic and diluted net loss per share	$(0.11)	$0.02	$(0.01)	$(0.03)
Weighted average common shares used to compute net loss per share:
Basic	45,792	46,029	46,042	46,042
Diluted	45,792	46,033	46,042	46,042

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$3,568	$3,715	$3,759	$4,977
Gross profit	2,614	3,078	3,199	2,892
Net loss	(10,114)	(6,236)	(8,354)	(6,870)
Basic and diluted net loss per share	$(0.27)	$(0.16)	$(0.18)	$(0.15)
Weighted average common shares used to compute net loss per share	37,263	40,100	45,180	45,322

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and interim chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)  Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•                  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)  Changes in Internal Controls.

No change in our internal control over financial reporting occurred during the fiscal year ending December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information regarding our directors and executive officers may be found under the captions “Election of Directors,” “Executive Officers” and “Corporate Governance” in the Proxy Statement for our 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee may be found under the captions “Board of Directors Meetings, Committees and Attendance” and “Report of the Audit Committee” in the Proxy Statement for our 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee Financial Expert

The Board of Directors has determined that it has at least one “Audit Committee Financial Expert” (as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act) on the Audit Committee of the Board of Directors, Davey S. Scoon. The Board of Directors has further determined that Mr. Scoon is “independent” from management within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) Beneficial Ownership Reporting Compliance may be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to this item may be found under the caption “Compensation of Executive Officers and Directors,” including but not limited to the sub-captions “Compensation Discussion and Analysis,” “Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” in the Proxy Statement for our 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item may be found under the captions “Transactions with Related Persons,” “Policies and Procedures for Related Person Transactions,” and “Board Determination of Independence” in the Proxy Statement for our 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item may be found under the caption “Audit Fees” in the Proxy Statement for our 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.
For a list of the financial information included herein, see “Index to Financial Statements” on page 50.
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

NITROMED, INC.
Date: March 19, 2009	By:	/s/ KENNETH M. BATE
Kenneth M. Bate President, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH M. BATE	President, Chief Executive Officer, Interim Chief Financial Officer	March 19, 2009
Kenneth M. Bate	and Director (Principal Executive Officer and Principal Financial Officer)

/s/ ROBERT S. COHEN	Director	March 19, 2009
Robert S. Cohen

/s/ FRANK L. DOUGLAS, M.D., PH.D.	Director	March 19, 2009
Frank L. Douglas, M.D., Ph.D.

/s/ ZOLA HOROVITZ, PH.D.	Director	March 19, 2009
Zola Horovitz, Ph.D.

/s/ ARGERIS KARABELAS, PH.D.	Director	March 19, 2009
Argeris Karabelas, Ph.D.

/s/ MARK LESCHLY	Director	March 19, 2009
Mark Leschly

/s/ JOHN W. LITTLECHILD	Director	March 19, 2009
John W. Littlechild

/s/ JOSEPH LOSCALZO, M.D., PH.D.	Director	March 19, 2009
Joseph Loscalzo, M.D., Ph.D.

/s/ DAVEY S. SCOON	Director	March 19, 2009
Davey S. Scoon

/s/ CHRISTOPHER J. SOBECKI	Director	March 19, 2009
Christopher J. Sobecki

EXHIBIT INDEX

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of January 27, 2009, by and among NitroMed, Inc., Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Special Situations Fund, L.P., Deerfield Special Situations Fund International Limited, NTMD Parent Acquisition Corp. and NTMD Acquisition Corp. (Incorporated by reference to the exhibits to NitroMed, Inc.’s Current Report on Form 8-K filed on January 28, 2009 (File No. 000-50439))

3.1	Restated Certificate of Incorporation of NitroMed, Inc. (Incorporated by reference to the exhibits to NitroMed, Inc.’s Registration Statement on Form S-1 (File No. 333-108104))
3.2	Amended and Restated Bylaws of NitroMed, Inc. (Incorporated by reference to the exhibits to NitroMed, Inc.’s Registration Statement on Form S-1 (File No. 333-108104))
*10.1	Amended and Restated 1993 Equity Incentive Plan (Incorporated by reference to the exhibits to NitroMed, Inc.’s Registration Statement on Form S-1 (File No. 333-108104))
*10.2

Amended and Restated 2003 Stock Incentive Plan, as amended (Incorporated by reference to the exhibits to NitroMed, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-50439))

*10.3

Form of Incentive Stock Option Agreement Granted Under Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to the exhibits to NitroMed, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50439))

*10.4

Form of Nonstatutory Stock Option Agreement Granted Under Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to the exhibits to NitroMed, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50439))

*10.5

Form of Restricted Stock Agreement Granted Under Amended and Restated 2003 Stock Incentive Plan entered into between NitroMed, Inc. and certain of NitroMed, Inc.’s executive officers, together with a schedule of such officers (Incorporated by reference to the exhibits to NitroMed, Inc.’s Current Report on Form 8-K filed on March 22, 2007 (File No. 000-50439))

*10.6	2003 Employee Stock Purchase Plan, as amended (Incorporated by reference to the exhibits to NitroMed, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-50439))
10.7†

Collaboration and License Agreement between NitroMed, Inc. and Professor Jay N. Cohn dated January 22, 1999, as amended January 29, 2001 and March 15, 2002 (Incorporated by reference to the exhibits to NitroMed, Inc.’s Registration Statement on Form S-1 (File No. 333-108104))

10.8

Amendment No. 1 to Collaboration and License Agreement between NitroMed, Inc. and Professor Jay N. Cohn dated August 10, 2000 (Incorporated by reference to the exhibits to NitroMed, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50439))

10.9†

Letter Agreement between NitroMed, Inc. and Jay N. Cohn, M.D., dated as of September 5, 2008 (Incorporated by reference to the exhibits to NitroMed, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 000-50439))

10.10†	Agreement between NitroMed, Inc. and FoxKiser dated April 26, 2001 (Incorporated by reference to the exhibits to NitroMed, Inc.’s Registration Statement on Form S-1 (File No. 333-108104))
10.11†

Supply Agreement between NitroMed, Inc. and Schwarz Pharma Manufacturing, Inc. dated as of February 16, 2005 (Incorporated by reference to the exhibits to NitroMed, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50439))

*10.12	Amended and Restated Executive Severance Benefit Plan (Incorporated by reference to the exhibits to NitroMed, Inc.’s Current Report on Form 8-K filed on December 31, 2008 (File No. 000-50439))
*10.13

Employment Offer Letter between NitroMed, Inc. and Kenneth M. Bate, dated as of January 19, 2007 (Incorporated by reference to the exhibits to NitroMed, Inc.’s Current Report on Form 8-K filed on January 25, 2007 (File No. 000-50439))

*10.14

Retention Agreement between NitroMed, Inc. and Kenneth M. Bate, dated as of January 23, 2007 (Incorporated by reference to the exhibits to NitroMed, Inc.’s Current Report on Form 8-K filed on January 25, 2007 (File No. 000-50439))

*10.15

Severance Agreement between NitroMed, Inc. and Kenneth M. Bate, dated as of January 23, 2007 (Incorporated by reference to the exhibits to NitroMed, Inc.’s Current Report on Form 8-K filed on January 25, 2007 (File No. 000-50439))

*10.16

Retention Agreement between NitroMed, Inc. and Kenneth M. Bate, dated as of January 15, 2008 (Incorporated by reference to the exhibits to NitroMed, Inc.’s Current Report on Form 8-K filed on January 17, 2008 (File No. 000-50439))

*10.17

Letter Agreement between NitroMed, Inc. and Kenneth M. Bate, dated as of December 29, 2008 (Incorporated by reference to the exhibits to NitroMed, Inc.’s Current Report on Form 8-K filed on December 31, 2008 (File No. 000-50439))

*10.18

Letter Agreement between NitroMed, Inc. and Kenneth M. Bate, dated as of February 23, 2009 (Incorporated by reference to the exhibits to NitroMed, Inc.’s Current Report on Form 8-K filed on February 26, 2009 (File No. 000-50439))

*10.19

Consulting Agreement between NitroMed, Inc. and Jane A. Kramer, dated as of October 31, 2008 (Incorporated by reference to the exhibits to NitroMed, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 000-50439))

10.20†

License Agreement between NitroMed, Inc. and Elan Pharma International Limited, dated as of February 9, 2007 (Incorporated by reference to the exhibits to NitroMed, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-50439))

10.21

Assignment of Lease and Assumption Agreement between NitroMed, Inc. and Cubist Pharmaceuticals, Inc., dated as of May 29, 2008 (Incorporated by reference to the exhibits to NitroMed, Inc.’s Current Report on Form 8-K filed on June 3, 2008 (File No. 000-50439))

10.22

Sublease between NitroMed, Inc. and Cubist Pharmaceuticals, Inc., dated as of May 29, 2008 (Incorporated by reference to the exhibits to NitroMed, Inc.’s Current Report on Form 8-K filed on June 3, 2008 (File No. 000-50439))

10.23

Form of Stockholder Agreement and a schedule of signatories thereto (Incorporated by reference to the exhibits to NitroMed, Inc.’s Current Report on Form 8-K filed on January 28, 2009 (File No. 000-50439))

14.1	Code of Business Conduct and Ethics (Incorporated by reference to the exhibits to NitroMed, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50439))
21.1	Subsidiaries of NitroMed, Inc.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1

Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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